Form 10QSB
period 2001-09-30
MATRIX CONCEPTS INC /
filed 2001-11-14
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001.
                                      or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.

                         Commission File No. 0-32721

                              Matrix Concepts, Inc.
                                  -------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 1, 2001, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. FINANCIAL STATEMENTS

    a. Balance Sheets                                                         3

    b. Statements of Operations                                               4

    c. Statements of Shareholders' Equity (Deficit)                           5

    d. Statements of Cash Flows                                               6

    e. Notes to Financial Statements                                        7-8

Item 2. PLAN OF OPERATIONS                                                 9-15

PART II OTHER INFORMATION                                                    16

Item 1. LEGAL PROCEEDINGS

Item 2. CHANGES IN SECURITIES

Item 3. DEFAULTS ON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K

SIGNATURE PAGE                                                               17

                             Matrix Concepts, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                   September 30,   December 31,
                                                       2001           2000
                                                     --------       --------
ASSETS
 Current assets
Receivable from trust account                        $   586        $ 2,237
                                                     --------       --------

Total assets                                         $   586        $ 2,237
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
Accounts payable and accrued expenses                $ 4,094        $   362

 Shareholders' equity
Preferred stock (par value $0.001)
5,000,000 shares authorized none issued                    -              -
Common stock(par value $0.001) 10,000,000
shares authorized; 1,895,000 and 1,890,000
issued and outstanding at September 30,
2001 and December 31, 2000, respectively                 190            189
Additional paid in capital                             4,615          4,466
Deficit accumulated during development stage          (8,313)        (2,780)
                                                     --------       --------
Total shareholders' equity (deficit)                  (3,508)         1,875
                                                     --------       --------

Total liabilities and shareholders' equity           $   586        $ 2,237
                                                     ========       ========

The accompanying notes to financial statements are an integral part of this statement.


                                             Matrix Concepts, Inc.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FROM INCEPTION TO
                  SEPTEMBER 30, 2000; THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
                                CUMULATIVE FROM INCEPTION TO SEPTEMBER 30,2001
                                                  (UNAUDITED)


                                                   From                                                    From
                                                inception                                               inception
                            For the nine        April 26,        For the three     For the three        April 26,
                            months ended         2000 to          months ended      months ended         2000 to
                           September 30,      September 30,      September 30,     September 30,      September 30,
                                2001               2000               2001              2000               2001
                           ---------------    ---------------    ---------------   ---------------    ---------------
General and
administrative expenses    $        5,533     $        2,537     $          794    $          962     $        8,313

Provision for taxes                     -                  -                  -                 -                  -
                           ---------------    ---------------    ---------------   ---------------    ---------------

Net loss                   $       (5,533)    $       (2,537)    $         (794)   $         (962)    $       (8,313)
                           ===============    ===============    ===============   ===============    ===============


The accompanying notes to financial statements are an integral part of this statement.


                                             Matrix Concepts, Inc.
                                         (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF SHAREHOLDERS' EQUITY
                              FROM INCEPTION APRIL 26, 2000 TO SEPTEMBER 30, 2001
                                                  (UNAUDITED)

                                                                    Common stock
                                        -------------------------------------------------------       Deficit
                                           Number of          Par value          Additional        accumulated in
                                            shares              $0.001         paid in capital    development stage
                                        ----------------    ---------------    ----------------    ------------------
Common stock issued for cash April
26, 2000                                      1,200,000     $          120     $         1,380

Common stock issued for legal
services April 26, 2000                         605,000                 60                 544

Common stock issued for cash at $0.03
per share held by attorney in trust
account                                          85,000                  9               2,542

Net loss for the period                                                                                       (2,780)
                                        ----------------    ---------------    ----------------    ------------------

Balance at December 31, 2000                  1,890,000                189               4,466                (2,780)

Common stock issued for cash at $0.03
per share held by attorney in trust
account                                           5,000                  1                 149

Net loss for the period                                                                                       (5,533)
                                        ----------------    ---------------    ----------------    ------------------

Balance at September 30, 2001                 1,895,000     $          190     $         4,615     $          (8,313)
                                        ================    ===============    ================    ==================

The accompanying notes to financial statements are an integral part of this statement.


                                             Matrix Concepts, Inc.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FROM INCEPTION TO
                    SEPTEMBER 30, 2000 AND CUMULATIVE FROM INCEPTION TO SEPTEMBER 30,2001
                                                  (UNAUDITED)

                                                            For the nine        From inception       From inception
                                                            months ended        April 26, 2000       April 26, 2000
                                                           September 30,         to September         to September
                                                                2001               30, 2000             30, 2001
                                                          -----------------    -----------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                               $         (5,533)    $         (2,537)    $         (8,313)
   Adjustments to reconcile net loss
   to net cash used by operating
   activities
     Issuance of stock for services                                                         605                  605
     (Increase) decrease from changes in:
      Receivable from trust account                                  1,650                 (605)                (586)
      Accounts payable and accrued
       expenses                                                      3,733                1,037                4,094
                                                          -----------------    -----------------    -----------------

Cash flow from operating activies                                     (150)              (1,500)              (4,200)

CASH FLOW FROM FINANCING ACTIVITIES Cash proceeds and amounts held by attorney in trust account form
  issuance of common stock                                             150                1,500                4,200
                                                          -----------------    -----------------    -----------------

Net increase (decrease) in cash                                          -                    -                    -

Cash balance at beginning of period                                      -                    -                    -
                                                          -----------------    -----------------    -----------------

Cash balance at end of period                             $              -     $              -     $              -
                                                          =================    =================    =================

The accompanying notes to financial statements are an integral part of this statement.

                              Matrix Concepts, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                    FROM INCEPTION TO SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.       Business and Significant Accounting Policies

         Business

Matrix Concepts, Inc. (A Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities and organizational efforts. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of September 30, 2001.

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

In connection with a private placement of its common stock, the Company issued 85,000 shares in exchange for cash aggregating $2,550. In February 2001 the Company issued an additional 5,000 shares in exchange for $150. As of September 30, 2001, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account.

3.       Related-Party Transactions

During the period from inception, April 26, 2000, through September 30, 2001, the Company received legal services from a stockholder that aggregated $5,963 (Note 2).

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

Expenses for Nine months Ending September 30, 2001

         Expenses decreased for the three months ended September 30, 2001 as compared to the same period ended September 30, 2000. Expenses increased by approximately $2,996 for the nine months ended September 30, 2001 as compared to the period ended September 30, 2000. The increases resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's quarterly public disclosure and reporting requirements. The Company is seeking to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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
    None

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Matrix Concepts, Inc.

                             By: \s\ Gerry Martin
                                 --------------------------------------
                                 Gerry Martin, President, Treasurer and
                                 Director

                                 Dated: November 14, 2001