Form 10QSB
period 2002-09-30
MATRIX CONCEPTS INC /
filed 2002-11-14
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002.
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 31, 2002, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. FINANCIAL STATEMENTS

    a. Balance Sheet                                                         3

    b. Statements of Operations                                              4

    c. Statements of Cash Flows                                              5

    d. Notes to Financial Statements                                        6-7

Item 2. PLAN OF OPERATIONS                                                  8-14

Item 3. CONTROLS AND PROCEDURES                                              14

PART II OTHER INFORMATION                                                    15

Item 1. LEGAL PROCEEDINGS

Item 2. CHANGES IN SECURITIES

Item 3. DEFAULTS ON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K

SIGNATURE PAGE                                                               16

CERTIFICATION                                                                17

                           Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                       As of
                                                                  Sept. 30, 2002
                                                                  --------------

Receivable from trust account (Note 2)                               $    80
                                                                     --------

           Total assets                                              $    80
                                                                     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                $10,892
Stock subscription payable (Note 2)                                    1,000
                                                                     --------

           Total liabilities                                          11,892
                                                                     --------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $.0001 par value; 5,000,000 shares
          authorized;  0 shares issued and outstanding                    --
       Common stock, $.0001 par value; 10,000,000 shares
          authorized; 1,895,000 shares issued and outstanding            190
       Additional paid-in capital                                      4,615
       Deficit accumulated during the development stage               (16,617)
                                                                     --------

           Total stockholders' equity (deficit)                       (11,812)
                                                                     --------

           Total liabilities and stockholders' equity
              (deficit)                                              $    80
                                                                     ========

            See accompanying notes to condensed financial statements.


                                     Matrix Concepts, Inc.
                                 (A DEVELOPMENT-STAGE ENTERPRISE)

                                     STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                                                                                                                      Period From
                                                                                                                        Inception,
                                                                                                                     April 26, 2000,
                                     Three Months Ended Three Months Ended   Nine Months Ended  Nine Months Ended         Through
                                       Sept. 30, 2002     Sept. 30, 2001      Sept. 30, 2002      Sept. 30, 2001     Sept. 30, 2002
                                      ----------------   ----------------    ----------------   ----------------    ----------------
General and administrative expenses   $         1,580   $         794        $       7,358      $       5,533       $      16,617
                                      ----------------   ----------------    ----------------   ----------------    ----------------

    LOSS BEFORE TAXES                          (1,580)           (794)              (7,358)            (5,533)            (16,617)

Provision for income taxes                         --              --                   --                 --                  --
                                      ----------------   ----------------    ----------------   ----------------    ----------------

    NET LOSS                          $        (1,580)   $       (794)       $      (7,358)     $      (5,533)      $     (16,617)
                                      ================   ================    ================   ================    ================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   1,895,000          1,895,000           1,895,000          1,893,000           1,893,500
                                      ================   ================    ================   ================    ================

NET LOSS PER SHARE                    $          0.00    $          0.00     $          0.00    $          0.00     $          0.00
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

                                                4


                                              Matrix Concepts, Inc.
                                         (A DEVELOPMENT-STAGE ENTERPRISE)

                                             STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                             Period From Inception,
                                                                                               April 26, 2000,
                                                        Nine Months Ended   Nine Months Ended      Through
                                                          Sept. 30, 2002     Sept. 30, 2001     Sept. 30, 2002
                                                          ----------------   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                              $        (7,358)   $        (5,533)      $      (16,617)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Issuance of common stock for services                         --                 --               604
    Increase (decrease) from changes in:
         Receivable from trust account                                467               1,650               (80)
         Accounts payable and accrued expenses                      5,891               3,733            10,892
         Stock Subscription payable                                 1,000                 --              1,000
                                                          ----------------   ----------------   ----------------

                  Net cash used by operating activities                --               (150)            (4,201)
                                                          ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash proceeds held by attorney in trust
      account from the issuance of common stock                        --                150             4,201
                                                          ----------------   ----------------   ----------------

                  Net cash provided by financing activities            --                150             4,201
                                                          ----------------   ----------------   ----------------

NET INCREASE (DECREASE) IN CASH                                        --                 --                --
                                                          ----------------   ----------------   ----------------

CASH, BEGINNING OF PERIOD                                              --                 --                --
                                                          ----------------   ----------------   ----------------

CASH, END OF PERIOD                                       $            --    $            --    $           --
                                                          ================   ================   ================

                            See accompanying notes to condensed financial statements.

                                                        5

                           Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 26, 2000, THROUGH Sept. 30, 2002

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Matrix Concepts, Inc. (a Development-Stage Enterprise) (the
         "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of September 30, 2002.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2002, and its results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001, and the period from inception, April 26, 2000, through September 30, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

                           Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 26, 2000, THROUGH September 30, 2002

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

         As of September 30, 2002, in connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,700. Additionally, the Company has a $1,000 stock subscription payable related to funds received for which the related 20,000 shares have yet to be issued. As of September 30, 2002, the related unexpended cash proceeds are held by the Company's legal counsel in a trust account (Note 3).

3. RELATED-PARTY TRANSACTIONS

         During the three months ended September 30, 2002, and the period from inception, April 26, 2000, through September 30, 2002, the Company received legal services from a stockholder that aggregated $400 and $11,224, respectively. In connection with these services, the Company owes the related stockholder $8,575 at September 30, 2002, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet. This stockholder also maintains the Company's unexpended cash proceeds in a trust account (Note 2).

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

Expenses for the Nine and Three Months Ended September 30, 2002 and 2001

         Expenses for the nine and three months ended September 30, 2002 were $7,358 and $1,580, respectively, as compared to $5,533 and $794, respectively, for the same periods ended September 30, 2001. The expenses resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's annual and quarterly public disclosure and reporting requirements. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the disclosure controls and procedure based on their evaluation of such controls and procedures.

         (b) Changes in internal controls.  None.

         (c) Asset-Backed Issuers.  Not applicable.

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

         No reports on Form 8-K were filed during the quarter ended September 30, 2002.

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

                           Matrix Concepts, Inc.

                              By: \s\ Gerry Martin
                                 --------------------------------------
                                 Gerry Martin, President, Treasurer and
                                    Director

                                 Dated:   November 12, 2002

                            CERTIFICATION


I, Gerry Martin, President, CEO and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Matrix Concepts, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/12/02                                   /s/ Gerry Martin
---------------                            -------------------------------------
Date                                       President and Chief Executive Officer

11/12/02                                   /s/ Gerry Martin
---------------                            -------------------------------------
Date                                       Principal Financial Officer