Form 10KSB
period 2002-12-31
MATRIX CONCEPTS INC /
filed 2006-02-10
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended December 31, 2003 and 2002

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           Commission File No.0-32721

                              Matrix Concepts, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-0492265
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

2102 Business Center Drive, Suite 130, Irvine, California      92612
---------------------------------------------------------     --------
     Address of principal executive office                    Zip Code

Issuer's telephone number:  (949) 253-4675
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
 Yes      No  x
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---
The Company's revenues for Fiscal Year ended December 31, 2003 were $0.00.

As of December 31, 2003, 1,895,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 90,000 shares.

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

         No matter was submitted to a vote of stockholders in the fourth quarter of 2003.

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

         The authorized capital stock of the Company consists of 15,000,000 shares, of which 10,000,000 shares have been designated Common Stock, $0.0001 par value, and 5,000,000 shares of Preferred Stock, $0.0001 par value. At December 31, 2003, there were 1,895,000 shares of Common Stock outstanding and held of record by 21 stockholders.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Out of the total of 1,895,000 shares of Common Stock outstanding as of December 31, 2003, 90,000 shares of the Company's Common Stock may be eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act (one year from the date of issuance in July/August, 2000). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

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

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

Expenses for Year Ended December 31, 2003

         The Company did not generate any cash in the year ended December 31, 2003 as compared to $1,000 for then year ended December 31, 2002. During the twelve months ended December 31, 2003 and 2002, the Company had no revenues.

         The Company had no expenses for the year ended December 31, 2003. The Company had $8,499 expense for the year ended December 31, 2002, resulting primarily from accounting/auditing, legal and filing expenses relating to the Company's quarterly and annual filings with the Commission.

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


                              MATRIX CONCEPTS, INC.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                                Table Of Contents


Report of Independent Registered Public Accounting Firm                 F-1

Balance Sheets                                                          F-2

Statements of Operations                                                F-3

Statement of Changes in Stockholders' Equity (Deficit)                  F-4

Statements of Cash Flows                                                F-5

Notes to Financial Statements                                           F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Matrix Concepts, Inc.

We have audited the accompanying balance sheet of Matrix Concepts, Inc. (a development stage company) (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Matrix Concepts, Inc. as of December 31, 2001 and for the period from inception (April 28, 2000) through December 31, 2001 were audited by another auditor, whose report dated April 23, 2002 on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern in Note 1 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Matrix Concepts, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is presently a shell company, has no operations and limited resources, which raises substantial doubt as to its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP



Irvine, California
July 28, 2004


                                          MATRIX CONCEPTS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS
-------------------------------------------------------------------------------------------------------


                                                 ASSETS

                                                               DECEMBER 31, 2003      DECEMBER 31, 2002
                                                               -----------------      -----------------

    Cash                                                       $              --      $              --
                                                               -----------------      -----------------

      Total assets                                             $              --      $              --
                                                               =================      =================


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


    Accounts payable and accrued expenses                      $          10,925      $          11,953
    Other liability                                                        1,000                  1,000
                                                               -----------------      -----------------

     Total liabilities                                                    11,925                 12,953
                                                               -----------------      -----------------

Stockholders' equity (deficit)
    Preferred stock, $.0001 par value; 5,000,000
      shares authorized; 0 shares issued and outstanding                      --                     --
    Common stock, $.0001 par value: 10,000,000 shares
       authorized; 1,895,000 shares issued and outstanding                   190                    190
    Additional paid-in capital                                             5,643                  4,615
    Deficit accumulated during development stage                         (17,758)               (17,758)
                                                               -----------------      -----------------

     Total stockholders' equity (deficit)                                (11,925)               (12,953)
                                                               -----------------      -----------------

     Total liabilities and stockholders' equity (deficit)      $              --      $              --
                                                               =================      =================


                                See accompanying notes to financial statements




                                               MATRIX CONCEPTS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------


                                                                                   CUMULATIVE AMOUNTS FROM
                                                                                          INCEPTION
                                        FOR THE YEAR ENDED     FOR THE YEAR ENDED  (APRIL 28, 2000) THROUGH
                                        DECEMBER 31, 2003      DECEMBER 31, 2002      DECEMBER 31, 2003
                                        ------------------     ------------------  -----------------------
General and administrative expenses     $               --     $            8,499  $                17,758
                                        ------------------     ------------------  -----------------------

Loss before income taxes                                --                 (8,499)                 (17,758)

Provision for income taxes (Note 4)                     --                     --                       --

                                        ------------------     ------------------  -----------------------
      Net loss                          $               --    $           (8,499) $               (17,758)
                                        ==================     ==================  =======================

Weighted average shares outstanding              1,895,000              1,895,000
                                        ==================     ==================

Net loss per share                      $            (0.00)    $            (0.00)
                                        ==================     ==================


                             See accompanying notes to financial statements





                                                       MATRIX CONCEPTS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 DEFICIT
                                                  COMMON STOCK               ADDITIONAL       ACCUMULATED               TOTAL
                                       -------------------------------        PAID-IN          DURING THE            STOCKHOLDERS'
                                           SHARES           AMOUNT            CAPITAL        DEVELOPMENT STAGE      EQUITY (DEFICIT)
                                       -------------     -------------     -------------     -----------------      ---------------
Balance at inception -
  April 28, 2000                                  --     $          --     $          --     $              --      $            --

Issuance of common stock
  to founders for cash                     1,200,000               120             1,380                    --                1,500

Issuance of common stock
  to founders for services                   605,000                60               544                    --                  604

Issuance of common stock
  in private placement for cash
  held by attorney in trust account           85,000                 9             2,542                    --                2,551

Net loss for the period from
  inception (April 28, 2000)
  through December 31, 2000                       --                --                --                (2,780)              (2,780)
                                       -------------     -------------     -------------     -----------------      ---------------
Balance at December 31, 2000               1,890,000               189             4,466                (2,780)               1,875

Issuance of common stock in
  private placement for cash
  held by attorney in trust account            5,000                 1               149                    --                  150

Net loss for year ended
  December 31, 2001                               --                --                --                (6,479)              (6,479)
                                       -------------     -------------     -------------     -----------------      ---------------
Balance at December 31, 2001               1,895,000               190             4,615                (9,259)              (4,454)

Net loss for year ended
  December 31, 2002                               --                --                --                (8,499)              (8,499)
                                       -------------     -------------     -------------     -----------------      ---------------
Balance at December 31, 2002               1,895,000               190             4,615               (17,758)             (12,953)

Contributed capital                               --                --             1,028                    --                1,028

Net income for the period                         --                --                --                    --                   --
                                       -------------     -------------     -------------     -----------------      ---------------

Balance at December 31, 2003               1,895,000     $         190     $       5,643     $         (17,758)     $       (11,925)
                                       =============     =============     =============     =================      ===============


                                           See accompanying notes to financial statements




                                              MATRIX CONCEPTS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------

                                                                                        CUMULATIVE AMOUNTS FROM
                                                                                                INCEPTION
                                                                                           (APRIL 28, 2000)
                                             FOR THE YEAR ENDED     FOR THE YEAR ENDED         THROUGH
                                             DECEMBER 31, 2003      DECEMBER 31, 2002      DECEMBER 31, 2003
                                             -----------------      -----------------     -----------------
Cash flows from operating activities:
    Net loss                                 $              --      $          (8,499)    $         (17,758)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Issuance of common stock for
       services                                             --                     --                   604
    Increase (decrease) from changes in:
         Receivable from trust account                      --                    547                    --
         Accounts payable and accrued
            expenses                                    (1,028)                 6,952                10,925
                                             -----------------      -----------------     -----------------
           Net cash used in operating
              activities                                (1,028)                (1,000)               (6,229)
                                             -----------------      -----------------     -----------------
Cash flows from financing activities:
    Contributed capital                                  1,028                     --                 1,028
    Other liability                                         --                  1,000                 1,000
    Shares issued for cash                                  --                     --                 4,201
                                             -----------------      -----------------     -----------------
           Net cash provided by
              financing activities                       1,028                     --                 6,229
                                             -----------------      -----------------     -----------------

Cash, beginning of period                                   --                     --                    --
                                             -----------------      -----------------     -----------------

Cash, end of period                          $              --      $              --     $              --
                                             =================      =================     =================


                                 See accompanying notes to financial statements


                                                      F-5

                             MATRIX CONCEPTS, INC.
                         (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS FOR THE
                YEAR ENDED DECEMBER 31, 2003 AND FROM INCEPTION
                                 APRIL 28, 2000

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------

         Business
         --------

         Matrix Concepts, Inc. (a Development-Stage Company) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage company as of December 31, 2003.

         Management Estimates
         --------------------

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes
         ------------

         The Company uses the liability method of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for federal income tax reporting purposes.

         Going Concern and Management's Plans
         ------------------------------------

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

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the use of the purchase method of accounting for business combinations beginning in July 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position or results of its operations.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. It also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 was effective for the Company's fiscal year 2002. The adoption of this statement did not have a significant impact on the Company's financial position and results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting or Stock Based Compensation--Transition and Disclosure--an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 will not have a material effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities and the provisions of paragraphs 9 and 10 of SFAS No. 150 (and related guidance in the appendices), as they apply to mandatorily redeemable non-controlling interests, which were deferred by the FASB on October 29, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations.

2.       EQUITY TRANSACTIONS
         -------------------

         In April 2000, the Company issued 1,200,000 shares of common stock to its president in exchange for cash of $1,500. The Company also issued 5,000 shares of its common stock to a director in exchange for services rendered. Management deemed such services to have a nominal value.

         In April 2000, the Company issued 600,000 shares of common stock in exchange for legal services valued at $604 (Note 3).

         In connection with private placements of its common stock, the Company has issued an aggregate of 90,000 shares of common stock in exchange for cash aggregating $2,701.

         In September 2003 accounting fees of $1,028 were paid for the benefit of the Company and "Paid in capital" was increased to $5,643.

3.       RELATED PARTY TRANSACTIONS
         --------------------------

         During the years ended December 31, 2003 and 2002, the Company received legal services from a stockholder that aggregated $0 and $5,150, respectively. As of December 31, 2003 and 2002, the Company owes the stockholder $9,075 for related services, and such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

         During the year ended December 31, 2002, a related party, who is an associate of a stockholder, advanced the Company $1,000. Payment of the advance is due on demand.


4.       INCOME TAXES
         ------------

         The components of the deferred tax asset is as follows:

                                                             DECEMBER 31, 2003              DECEMBER 31, 2002
                                                           ---------------------          ---------------------
         Deferred tax assets:
              Net operating loss carryforward              $               6,000          $               6,000
              Valuation allowance                                         (6,000)                        (6,000)
                                                           ---------------------          ---------------------

           Net deferred tax asset                          $                  --          $                  --
                                                           =====================          =====================

         The Company had available approximately $18,000 of unused Federal net operating loss carry-forwards at December 31, 2003 and December 31, 2002, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2023. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003 and December 31, 2002, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                              DECEMBER 31, 2003        DECEMBER 31, 2002
                                                            --------------------     --------------------
         Statutory federal tax (benefit) rate                            (34.0)%                  (34.0)%
         Valuation allowance                                              34.0 %                   34.0 %
                                                            --------------------     --------------------

         Effective income tax rate                                         0.0 %                    0.0 %
                                                            ====================     ====================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                     Age       Title
----                     ---       ------

Gerry Martin             50        President, Treasurer and Director
Patricia M. Heller       55        Secretary

         GERRY MARTIN, has been an officer and director of the Company from its inception. Mr. Martin is a president and owner of CMI, Inc., and has been involved in investment banking for 28 years. He has raised over $350,000,000 for emerging growth companies in the areas of debt and equity through his referral relationships with companies like Trenwith Securities, Tucker Federal and Roth Capital. Mr. Martin is a director and a member of the audit committee of Prolong International, Inc., a public company.

         PATRICIA HELLER, has been an officer and director of each of the Companies from their inception. Ms. Heller has been a secretary and paralegal in the area of corporate, securities and transnational law for the last 32 years. Ms. Heller received her Paralegal Certificate from the University of California, Irvine.

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

COMPANY NAME
SEC FILE NUMBER                     STATE        10SB FILE DATE
---------------                     -----        --------------
Byron Enterprises, Inc.             Nevada       May 11, 2001
0-32719
Matrix Concepts, Inc.               Nevada       May 11, 2001
0-32721
Bermuda Acquisition, Inc.           Nevada       May 11, 2001
0-32723
Castcity.com                        Nevada       May 11, 2001
0-32725
Harrods Investments, Inc.           Nevada       May 11, 2001
0-32729
Silesia Enterprises, Inc.           Nevada       May 11, 2001
0-32731
Terra Trema, Inc.                   Nevada       May 11, 2001
0-32733
Voyager One, Inc.                   Nevada       May 11, 2001
0-32737
Voyager Two, Inc.                   Nevada       May 11, 2001
0-32739


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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2003. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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

Exhibit 31      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                AND CHIEF FINANCIAL OFFICER PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                AND CHIEF FINANCIAL OFFICER PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2003.

Item 14. Principal Fees and Services.
         ----------------------------

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: During 2003 the Company paid Haskell & White LLP additional Amounts owed from the year ended December 31, 2001 audit in the amount of $1,028. In 2002 the Company had paid Haskell & White LLP $1,000 in connection with the December 31, 2001 audit.


Tax Fees: None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        Matrix Concepts, Inc.

Dated: February 10, 2006                By:  /s/ Gary Martin
                                        ----------------------------------------
                                        Gary Martin
                                        Chief Executive Officer, Chief Financial
                                        Officer And Secretary

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Gary Martin                 Chief Executive Officer, Chief
------------------------         Financial Officer and Director             Date: February 10, 2006
   Gary Martin              (principal executive and financial officer)


/s/  Patricia Heller                        Director                        Date: February 10, 2006
------------------------
   Patricia Heller