Form 10QSB
period 2004-03-31
MATRIX CONCEPTS INC /
filed 2006-02-10
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2004
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of March 31, 2004, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                        1

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. FINANCIAL STATEMENTS

    a. Balance Sheet                                                          3

    b. Statements of Operations                                               4

    c. Statements of Cash Flows                                               5

    d. Notes to Financial Statements                                        6-7

Item 2. PLAN OF OPERATIONS                                                  8-14

Item 3. CONTROLS AND PROCEDURES                                              14

PART II OTHER INFORMATION                                                    15

Item 1. LEGAL PROCEEDINGS                                                    15

Item 2. CHANGES IN SECURITIES                                                15

Item 3. DEFAULTS ON SENIOR SECURITIES                                        15

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

Item 5. OTHER INFORMATION                                                    15

Item 6. EXHIBITS AND REPORTS ON 8-K                                          15

SIGNATURE PAGE                                                               16

CERTIFICATION                                                                17

                                          Matrix Concepts, Inc.
                                    (A DEVELOPMENT-STAGE ENTERPRISE)

                                              BALANCE SHEET
                                               (UNAUDITED)


                                                 ASSETS

                                                                MARCH 31, 2004        DECEMBER 31, 2003
                                                               -----------------      -----------------

    Cash                                                       $              --      $              --
                                                               -----------------      -----------------

      Total assets                                             $              --      $              --
                                                               =================      =================


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


    Accounts payable and accrued expenses                      $          10,925      $          10,925
    Stock subscription payable (Note 2)                                    1,000                  1,000
                                                               -----------------      -----------------

     Total liabilities                                                    11,925                 11,925
                                                               -----------------      -----------------

Stockholders' equity (deficit)
    Preferred stock, $.0001 par value; 5,000,000
      shares authorized; 0 shares issued and outstanding                      --                     --
    Common stock, $.0001 par value: 10,000,000 shares                        190                    190
       authorized; 1,895,000 shares issued and outstanding                 5,643                  5,643
    Additional paid-in capital                                           (17,758)               (17,758)
    Deficit accumulated during development stage
                                                               -----------------      -----------------

     Total stockholders' equity (deficit)                                (11,925)               (11,925)
                                                               -----------------      -----------------

     Total liabilities and stockholders' equity (deficit)      $              --      $              --
                                                               =================      =================


                                See accompanying notes to financial statements


                                               MATRIX CONCEPTS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------
                                                    (UNAUDITED
-------------------------------------------------------------------------------------------------------------



                                                                                     CUMULATIVE AMOUNTS FROM
                                                                                            INCEPTION
                                   FOR THE THREE MONTHS   FOR THE THREE MONTHS      (APRIL 28, 2000) THROUGH
                                   ENDED MARCH 31, 2004   ENDED MARCH 31, 2003           MARCH 31, 2004
                                   --------------------   --------------------      ------------------------
General and
 administrative                    $                 --   $                 --      $                 17,758
                                   --------------------   --------------------      ------------------------
  LOSS BEFORE TAXES                                  --                     --                       (17,758)
Provision for income
   tax                                               --                     --                            --
                                   --------------------   --------------------      ------------------------

NET LOSS                           $                 --   $                 --      $                (17,758)
                                   ====================   ====================      ========================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            1,895,000              1,895,000
                                   ====================   ====================
NET LOSS PER SHARE                 $              (0.00)  $              (0.00)
                                   ====================   ====================



                     See accompanying notes to condensed financial statements.





                                               MATRIX CONCEPTS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                    (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------


                                                                                        CUMULATIVE AMOUNTS FROM
                                                                                              INCEPTION
                                             FOR THE SIX MONTHS     FOR THE SIX MONTHS     (APRIL 28, 2000)
                                                   ENDED                  ENDED                 THROUGH
                                              MARCH 31, 2004          MARCH 31, 2003        MARCH 31, 2004
                                             -----------------      -----------------     -----------------
Cash flows from operating activities:
    Net loss                                 $              --      $              --     $         (17,758)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Issuance of common stock for
       services                                             --                     --                   604
    Increase (decrease) from changes in:
         Accounts payable and accrued
            expenses                                        --                     --                10,925
                                             -----------------      -----------------     -----------------

           Net cash used in operating
              activities                                    --                     --                (6,229)
                                             -----------------      -----------------     -----------------
Cash flows from financing activities:
   Paid in capital                                          --                     --                 1,028
    Other liability                                         --                     --                 1,000
    Shares issued for cash                                  --                     --                 4,201
                                             -----------------      -----------------     -----------------

           Net cash provided by
              financing activities                          --                     --                 6,229
                                             -----------------      -----------------     -----------------

Cash, beginning of period                                   --                     --                    --
                                             -----------------      -----------------     -----------------

Cash, end of period                          $              --      $              --     $              --
                                             =================      =================     =================



                            See accompanying notes to condensed financial statements.

                                                        5

                              Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH MARCH 31, 2004

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Matrix Concepts, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of March 31, 2004.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of March 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2004 and 2003, and the period from inception, April 26, 2000, through March 31, 2004. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

                              Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 26, 2000, THROUGH March 31, 2004

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

         The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officer and director intends to devote only a small portion of his time to the affairs of the Company and, accordingly, consummation of a Merger may require a greater period of time than if the Company's management devoted his full time to the Company's affairs. While no current steps have been taken nor agreements reached, the Company may engage consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. These consultants or third parties have agreed to be paid only in the securities of the Company but we have not issued any such securities to them at this time, and the consultants or third parties may be placement agents or their affiliates.

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

Expenses for the three months ended March 31, 2004 and 2003

         Since the Company has been inactive there were no expenses in the periods ended March 31, 2004 and 2003.

         As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

ITEM 3.  Controls and Procedures

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS
             NONE

ITEM 2   -   CHANGES IN SECURITIES
             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES
             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS
             NONE

ITEM 5   -   OTHER INFORMATION
             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

    Exhibit No.   Description
    -----------   -----------
    Exhibit 31      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      AND CHIEF FINANCIAL OFFICER PURSUANT
                      TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      AND CHIEF FINANCIAL OFFICER PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    Matrix Concepts, Inc.

Dated: February 10, 2006            By: /s/ Gary Martin
                                        --------------------------------
                                        Gary Martin
                                        Chief Executive Officer, Chief Financial
                                        Officer And Secretary

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Martin                  Chief Executive Officer, Chief
                                  Financial Officer and Director           Date: February 10, 2006
-----------------------     (principal executive and financial officer)
Gary Martin

/s/  Patricia Heller                        Director                       Date: February 10, 2006
-----------------------
Patricia Heller

