Form 10QSB
period 2004-06-30
MATRIX CONCEPTS INC /
filed 2006-02-10
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 30, 2004, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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

                                          Matrix Concepts, Inc.
                                    (A DEVELOPMENT-STAGE ENTERPRISE)

                                              BALANCE SHEET
                                               (UNAUDITED)


                                                 ASSETS

                                                                 JUNE 30, 2004        DECEMBER 31, 2003
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
                                                               =================      =================


                                See accompanying notes to financial statements




                                               MATRIX CONCEPTS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
                                                    (UNAUDITED
-------------------------------------------------------------------------------------------------------------------------
                                                                                                              Cumulative
                                                                                                               Amounts
                                                                                                                 from
                                                                                                               inception
                                                                                                               (April 28,
                                                                           Three                                  2000)
                                 Six months          Six months            months           Three months         through
                                 ended June          ended June          ended June          ended June          June 30,
                                  30, 2004            30, 2003            30, 2004            30, 2003             2004
                               ---------------     ---------------     ---------------     -------------      -----------
EXPENSES
General and
 administrative                $            --     $            --     $            --     $          --      $    17,758
                               ---------------     ---------------     ---------------     -------------      -----------
  LOSS BEFORE TAXES                         --                  --                  --                --          (17,758)
Provision for income
   tax                                      --                  --                  --                --               --
                               ---------------     ---------------     ---------------     -------------      -----------

NET LOSS                       $            --     $            --     $            --     $          --      $   (17,758)
                               ===============     ===============     ===============     =============      ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   1,895,000           1,895,000         1,895,000        1,895,000
                               ===============     ===============     =============      ===========
NET LOSS PER SHARE             $         (0.00)    $         (0.00)    $       (0.00)     $     (0.00)
                               ===============     ===============     =============      ===========


                     See accompanying notes to condensed financial statements.




                                              MATRIX CONCEPTS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
                                                   (UNAUDITED)


                                                                                        CUMULATIVE AMOUNTS FROM
                                                                                              INCEPTION
                                             FOR THE SIX MONTHS     FOR THE SIX MONTHS     (APRIL 28, 2000)
                                                   ENDED                  ENDED                 THROUGH
                                               JUNE 30, 2004           JUNE30, 2003           JUNE, 2004
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



                              Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH JUNE 30, 2004

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Matrix Concepts, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of June 30, 2004.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of June 30, 2004, and its results of operations and cash flows for the three and six months ended June 30, 2004 and 2003, and the period from inception, April 26, 2000, through June 30, 2004. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

                              Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH JUNE 30, 2004

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

Expenses for the three and six months ended June 30, 2004 and 2003

         Since the Company has been inactive there were no expenses in the three months and six months periods ended June 30, 2004 and 2003.

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

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 2004.

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
