Form 10QSB
period 2004-09-30
MATRIX CONCEPTS INC /
filed 2006-02-10
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2004
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of September 30, 2004, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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

                                          Matrix Concepts, Inc.
                                    (A DEVELOPMENT-STAGE ENTERPRISE)

                                              BALANCE SHEET
                                               (UNAUDITED)


                                                 ASSETS

                                                               SEPTEMBER 30, 2004     DECEMBER 31, 2003
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
                                                               =================      =================


                                See accompanying notes to financial statements




                                               MATRIX CONCEPTS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------
                                                    (UNAUDITED
----------------------------------------------------------------------------------------------------------------------------
                                                                                                              Cumulative
                                                                                                               Amounts
                                                                                                                 from
                                                                                                               inception
                                                                                                               (April 28,
                                                                           Three                                  2000)
                                 Six months          Six months            months           Three months         through
                               ended September     ended September     ended September     ended September     September 30,
                                  30, 2004            30, 2003            30, 2004            30, 2003             2004
                               ---------------     ---------------     ---------------     ---------------     -------------
EXPENSES
General and
 administrative                $            --     $            --     $            --     $            --     $      17,758
                               ---------------     ---------------     ---------------     ---------------     -------------
  LOSS BEFORE TAXES                         --                  --                  --                  --           (17,758)
Provision for income
   tax                                      --                  --                  --                  --                --
                               ---------------     ---------------     ---------------     ---------------     -------------

NET LOSS                       $            --     $            --     $            --     $            --     $     (17,758)
                               ===============     ===============     ===============     ===============     =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                   1,895,000           1,895,000           1,895,000           1,895,000
                               ===============     ===============     ===============     ===============
NET LOSS PER SHARE             $         (0.00)    $         (0.00)    $         (0.00)    $         (0.00)
                               ===============     ===============     ===============     ===============


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


                                                                                        CUMULATIVE AMOUNTS FROM
                                                                                              INCEPTION
                                             FOR THE SIX MONTHS     FOR THE SIX MONTHS     (APRIL 28, 2000)
                                                   ENDED                  ENDED                 THROUGH
                                             SEPTEMBER 30, 2004     SEPTEMBER 30, 2003     SEPTEMBER, 2004
                                             ------------------     ------------------     -----------------
Cash flows from operating activities:
    Net loss                                 $               --     $               --     $         (17,758)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Issuance of common stock for
       services                                              --                     --                   604
    Increase (decrease) from changes in:
         Accounts payable and accrued
            expenses                                         --                     --                10,925
                                             ------------------     ------------------     -----------------

           Net cash used in operating
              activities                                     --                     --                (6,229)
                                             ------------------     ------------------     -----------------
Cash flows from financing activities:
   Paid in capital                                           --                     --                 1,028
    Other liability                                          --                     --                 1,000
    Shares issued for cash                                   --                     --                 4,201
                                             ------------------     ------------------     -----------------

           Net cash provided by
              financing activities                           --                     --                 6,229
                                             ------------------     ------------------     -----------------

Cash, beginning of period                                    --                     --                    --
                                             ------------------     ------------------     -----------------

Cash, end of period                          $               --     $               --     $              --
                                             ==================     ==================     =================


                            See accompanying notes to condensed financial statements.



                              Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
        PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH SEPTEMBER 30, 2004

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Matrix Concepts, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of September 30, 2004.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2004, and its results of operations and cash flows for the three and six months ended September 30, 2004 and 2003, and the period from inception, April 26, 2000, through September 30, 2004. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

                              Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH SEPTEMBER 30, 2004

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

Expenses for the three and nine months ended September 30, 2004 and 2003

         Since the Company has been inactive there were no expenses in the three months and nine months periods ended September 30, 2004 and 2003.

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

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2004.

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
