Form 10KSB
period 2004-12-31
MATRIX CONCEPTS INC /
filed 2006-02-10
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                           Commission File No.0-32721

                              Matrix Concepts, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-0492265
---------------------------------         -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

2102 Business Center Drive, Suite 130, Irvine, California         92612
---------------------------------------------------------       --------
     Address of principal executive office                      Zip Code

Issuer's telephone number:  (949) 253-4675
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---
The Company's revenues for Fiscal Year ended December 31, 2004 were $0.00.

As of December 31, 2004, 1,895,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 90,000 shares.

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

         No matter was submitted to a vote of stockholders in the fourth quarter of 2004.

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

         The authorized capital stock of the Company consists of 15,000,000 shares, of which 10,000,000 shares have been designated Common Stock, $0.0001 par value, and 5,000,000 shares of Preferred Stock, $0.0001 par value. At December 31, 2004, there were 1,895,000 shares of Common Stock outstanding and held of record by 21 stockholders.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Out of the total of 1,895,000 shares of Common Stock outstanding as of December 31, 2004, 90,000 shares of the Company's Common Stock may be eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act (one year from the date of issuance in July/August, 2000). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

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

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2004, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

Expenses for Year Ended December 31, 2004

         The Company did not generate any cash during the years ended December 31, 2004 and 2003.

         The expenses of $815 for the year ended December 31, 2004 was a result of accounting to bring the Company's records up to date. There were no expenses in the year ended December 31, 2003.

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

Statements of Cash Flows                                                F-5

Notes to Financial Statements                                           F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Matrix Concepts, Inc.

We have audited the accompanying balance sheet of Matrix Concepts, Inc. (a development stage company) (the Company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Matrix Concepts, Inc. as of December 31, 2001 and for the period from inception (April 28, 2000) through December 31, 2001 were audited by another auditor, whose report dated April 23, 2002 on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern in Note 1 to the financial statements.

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

In our opinion, the 2004 and 2003 financial statements referred to above present fairly, in all material respects, the financial position of Matrix Concepts, Inc. as of December 31, 2004 and 2003 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



Irvine, California
February 3, 2006



                                          MATRIX CONCEPTS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS
-------------------------------------------------------------------------------------------------------


                                                 ASSETS

                                                               DECEMBER 31, 2004      DECEMBER 31, 2003
                                                               -----------------      -----------------

    Cash                                                       $              --      $              --
                                                               -----------------      -----------------

      Total assets                                             $              --      $              --
                                                               =================      =================


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


    Accounts payable and accrued expenses                      $          11,740      $          10,925
    Other liability                                                        1,000                  1,000
                                                               -----------------      -----------------

     Total liabilities                                                    12,740                 11,925
                                                               -----------------      -----------------

Stockholders' equity (deficit)
    Preferred stock, $.0001 par value; 5,000,000
      shares authorized; 0 shares issued and outstanding                      --                     --
    Common stock, $.0001 par value: 10,000,000 shares                        190                    190
       authorized; 1,895,000 shares issued and outstanding                 5,643                  5,643
    Additional paid-in capital                                           (18,573)               (17,758)
    Deficit accumulated during development stage
                                                               -----------------      -----------------

     Total stockholders' equity (deficit)                                (12,740)               (11,925)
                                                               -----------------      -----------------

     Total liabilities and stockholders' equity (deficit)      $              --      $              --
                                                               =================      =================


                                See accompanying notes to financial statements



                                               MATRIX CONCEPTS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------


                                                                                   CUMULATIVE AMOUNTS FROM
                                                                                          INCEPTION
                                        FOR THE YEAR ENDED     FOR THE YEAR ENDED  (APRIL 28, 2000) THROUGH
                                        DECEMBER 31, 2004      DECEMBER 31, 2003      DECEMBER 31, 2004
                                        ------------------     ------------------  -----------------------
General and administrative expenses     $              815     $               --  $                18,573
                                        ------------------     ------------------  -----------------------

Loss before income taxes                              (815)                    --                  (18,573)

Provision for income taxes (Note 4)                     --                     --                       --

                                        ------------------     ------------------  -----------------------
      Net loss                          $             (815)    $               --  $               (18,573)
                                        ==================     ==================  =======================

Weighted average shares outstanding              1,895,000              1,895,000
                                        ==================     ==================

Net loss per share                      $            (0.00)    $            (0.00)
                                        ==================     ==================


                             See accompanying notes to financial statements




                                                       MATRIX CONCEPTS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 DEFICIT
                                                  COMMON STOCK               ADDITIONAL       ACCUMULATED               TOTAL
                                       -------------------------------        PAID-IN          DURING THE            STOCKHOLDERS'
                                           SHARES           AMOUNT            CAPITAL        DEVELOPMENT STAGE      EQUITY (DEFICIT)
                                       -------------     -------------     -------------     -----------------      ---------------
Balance at inception -
  April 28, 2000                                  --     $          --     $          --     $              --      $            --

Issuance of common stock
  to founders for cash                     1,200,000               120             1,380                    --                1,500
Issuance of common stock
  to founders for services                   605,000                60               544                    --                  604

Issuance of common stock
  in private placement for cash
  held by attorney in trust account           85,000                 9             2,542                    --                2,551

Net loss for the period from
  inception (April 28, 2000)
  through December 31, 2000                       --                --                --                (2,780)              (2,780)
                                       -------------     -------------     -------------     -----------------      ---------------
Balance at December 31, 2000               1,890,000               189             4,466                (2,780)               1,875
Issuance of common stock in
  private placement for cash
  held by attorney  in trust account           5,000                 1               149                    --                  150

Net loss                                          --                --                --                (6,479)              (6,479)
                                       -------------     -------------     -------------     -----------------      ---------------
Balance at December 31, 2001               1,895,000               190             4,615                (9,259)              (4,454)

Net loss                                          --                --                --                (8,499)              (8,499)
                                       -------------     -------------     -------------     -----------------      ---------------
Balance at December 31, 2002               1,895,000               190             4,615               (17,758)             (12,953)

Contributed capital                               --                --             1,028                    --                1,028

Net income                                        --                --                --                    --                   --
                                       -------------     -------------     -------------     -----------------      ---------------

Balance at December 31, 2003               1,895,000               190             5,643               (17,758)             (11,925)

Net loss                                          --                --                --                  (815)                (815)
                                       -------------     -------------     -------------     -----------------      ---------------

Balance at December 31, 2004               1,895,000     $         190     $       5,643     $         (18,573)     $       (12,740)
                                       =============     =============     =============     =================      ===============


                                           See accompanying notes to financial statements



                                              MATRIX CONCEPTS, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------

                                                                                        CUMULATIVE AMOUNTS FROM
                                                                                                INCEPTION
                                                                                           (APRIL 28, 2000)
                                             FOR THE YEAR ENDED     FOR THE YEAR ENDED         THROUGH
                                             DECEMBER 31, 2004      DECEMBER 31, 2003      DECEMBER 31, 2004
                                             -----------------      -----------------     -----------------
Cash flows from operating activities:
    Net loss                                 $            (815)     $              --     $         (18,573)

Adjustments to reconcile net loss to
  net cash used in operating activities:
    Issuance of common stock for
       services                                             --                     --                   604
    Increase (decrease) from changes in:
         Accounts payable and accrued
            expenses                                       815                     --                11,740
                                             -----------------      -----------------     -----------------

           Net cash used in operating
              activities                                    --                     --                (6,229)
                                             -----------------      -----------------     -----------------
Cash flows from financing activities:
   Paid in capital                                          --                     --                 1,028
    Other liability                                         --                     --                 1,000
    Shares issued for cash                                  --                     --                 4,201
                                             -----------------      -----------------     -----------------

           Net cash provided by
              financing activities                          --                     --                 6,229
                                             -----------------      -----------------     -----------------

Cash, beginning of period                                   --                     --                    --
                                             -----------------      -----------------     -----------------

Cash, end of period                          $              --      $              --     $              --
                                             =================      =================     =================


                                 See accompanying notes to financial statements


                                                      F-5

                              MATRIX CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS FOR THE
                 YEAR ENDED DECEMBER 31, 2004 AND FROM INCEPTION
                                 APRIL 28, 2000

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------

         BUSINESS
         --------

         Matrix Concepts, Inc. (a Development-Stage Company) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage company as of December 31, 2004

         MANAGEMENT ESTIMATES
         --------------------

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

         RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of income based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt SFAS No. 123(R) on January 1, 2006. The Company believes that the adoption of this accounting standard will have no effect on its financial statements.

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

3.       RELATED PARTY TRANSACTIONS
         --------------------------

         As of December 31, 2004, the Company owes a stockholder $9,075 for related legal services, and such amount is included in accounts payable in the accompanying balance sheet.

         During the year ended December 31, 2002, a related party, who is an associate of a stockholder, advanced the Company $1,000. Payment of the advance is due on demand.

4.       INCOME TAXES
         ------------

         The components of the deferred tax asset is as follows:


                                                DECEMBER 31, 2004    DECEMBER 31, 2003
                                                -----------------    -----------------
         Deferred tax assets:
            Net operating loss carryforward     $           6,000    $           6,000
            Valuation allowance                            (6,000)              (6,000)
                                                -----------------    -----------------

         Net deferred tax asset                 $              --    $              --
                                                =================    =================

         The Company had available approximately $18,000 of unused Federal net operating loss carry-forwards at December 31, 2004 and December 31, 2003, respectively, that may be applied against future taxable income.
         These net operating loss carry-forwards expire for Federal purposes in 2023. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004 and December 31, 2003, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.



         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                   DECEMBER 31, 2004     DECEMBER 31, 2003
                                                   -----------------     -----------------

         Statutory federal tax (benefit) rate                (34.0)%               (34.0)%
         Valuation allowance                                   34.0%                 34.0%
                                                   -----------------     -----------------

         Effective income tax rate                              0.0%                  0.0%
                                                   =================     =================


                                      F-8

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                     Age       Title
----                     ---       -----

Gerry Martin             51        President, Treasurer and Director
Patricia M. Heller       56        Secretary

         GERRY MARTIN, has been an officer and director of the Company from its inception. Mr. Martin is a president and owner of CMI, Inc., and has been involved in investment banking for 29 years. He has raised over $350,000,000 for emerging growth companies in the areas of debt and equity through his referral relationships with companies like Trenwith Securities, Tucker Federal and Roth Capital. Mr. Martin is a director and a member of the audit committee of Prolong International, Inc., a public company.

         PATRICIA HELLER, has been an officer and director of each of the Companies from their inception. Ms. Heller has been a secretary and paralegal in the area of corporate, securities and transnational law for the last 33 years. Ms. Heller received her Paralegal Certificate from the University of California, Irvine.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2004. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                              SHARES        PERCENT
                                           BENEFICIALLY     OF CLASS
                  NAME                        OWNED (2)    OUTSTANDING
-------------------------------------     -------------    -----------
    Gerry Martin (1)                         1,200,000        63.3%
    President, Treasurer, Director

    Patricia Heller (1)                          5,000          *
    Secretary and Director

    Iwona Alami (3)                            600,000        31.7%

    Officers and Directors as                1,205,000        63.3%
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

b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2004.

Item 14. Principal Fees and Services.
         ----------------------------

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: During 2004 the Company paid no audit fees.


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


                                                 26