Form 10QSB
period 2005-03-31
MATRIX CONCEPTS INC /
filed 2006-02-10
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005
                                       or

[ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of March 31, 2005, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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

                                         MATRIX CONCEPTS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEET
                                             (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                ASSETS

                                                                MARCH 31, 2005       DECEMBER 31, 2004
                                                               -----------------     -----------------

    Cash                                                       $             --      $             --
                                                               ----------------      ----------------

      Total assets                                             $             --      $             --
                                                               ================      ================


                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


    Accounts payable and accrued expenses                      $         13,009      $         11,740
    Other liability                                                       1,000                 1,000
                                                               ----------------      ----------------

     Total liabilities                                                   14,009                12,740
                                                               ----------------      ----------------

Stockholders' equity (deficit)
    Preferred stock, $.0001 par value; 5,000,000 shares
      authorized; 0 shares issued and outstanding                            --                    --
    Common stock, $.0001 par value: 10,000,000 shares
       authorized; 1,895,000 shares issued and outstanding                  190                   190
    Additional paid-in capital                                            5,643                 5,643
    Deficit accumulated during development stage                        (19,842)              (18,573)
                                                               ----------------      ----------------

     Total stockholders' equity (deficit)                               (14,009)              (12,740)
                                                               ----------------      ----------------

     Total liabilities and stockholders' equity (deficit)      $             --      $             --
                                                               ================      ================


                            See accompanying notes to financial statements



                                                    MATRIX CONCEPTS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                     CUMULATIVE AMOUNTS FROM
                                                                                                           INCEPTION
                                                                                                        (APRIL 28, 2000)
                                          FOR THE THREE MONTHS          FOR THE THREE MONTHS                 THROUGH
                                          ENDED MARCH 31, 2005          ENDED MARCH 31, 2004             MARCH 31, 2005
                                        ------------------------      ------------------------      ------------------------

General and administrative expenses     $                  1,269      $                     --      $                 19,842
                                        ------------------------      ------------------------      ------------------------

Loss before income taxes                                  (1,269)                           --                      (19,842)

Provision for income taxes                                    --                            --                            --
                                        ------------------------      ------------------------      ------------------------

      Net loss                          $                 (1,269)     $                     --      $                (19,842)
                                        ========================      ========================      ========================

Weighted average shares outstanding                    1,895,000                     1,895,000
                                        ========================      ========================

Net loss per share                      $                 (0.00)      $                  (0.00)
                                        ========================      ========================


                                        See accompanying notes to financial statements



                                             MATRIX CONCEPTS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                                                                 CUMULATIVE
                                                                                                AMOUNTS FROM
                                                                                                 INCEPTION
                                                   FOR THE THREE          FOR THE THREE       (APRIL 28, 2000)
                                                    MONTHS ENDED           MONTHS ENDED           THROUGH
                                                  MARCH 31, 2005          MARCH 31, 2004       MARCH 31, 2005
                                                  ------------------    ------------------    -----------------

Cash flows from operating activities:
    Net loss                                      $         (1,269)     $             --      $        (19,842)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Issuance of common stock for services
    Increase (decrease) from changes in:                        --                    --                   604
         Accounts payable and accrued
            expenses                                         1,269                    --                13,009
                                                  ----------------      ----------------      ----------------

           Net cash used in operating
              activities                                        --                    --                (6,229)
                                                  ----------------      ----------------      ----------------

Cash flows from financing activities:
   Paid in capital                                              --                    --                 1,028
    Other liability                                             --                    --                 1,000
    Shares issued for cash                                      --                    --                 4,201
                                                  ----------------      ----------------      ----------------

           Net cash provided by
              financing activities                              --                    --                 6,229
                                                  ----------------      ----------------      ----------------

Cash, beginning of period                                       --                    --                    --
                                                  ----------------      ----------------      ----------------

Cash, end of period                               $             --      $             --      $             --
                                                  ================      ================      ================


                                 See accompanying notes to financial statements


                                                      5

                             Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH MARCH 31, 2005

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Matrix Concepts, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of March 31, 2005.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of March 31, 2005, and its results of operations and cash flows for the three months ended March 31, 2005 and 2004, and the period from inception, April 26, 2000, through March 31, 2005. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

                              Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, April 26, 2000, THROUGH March 31, 2005

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

         The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officer and director intends to devote only a small portion of his time to the affairs of the Company and, accordingly, consummation of a Merger may require a greater period of time than if the Company's management devoted his full time to the Company's affairs. While no current steps have been taken nor agreements reached, the Company may engage consultants and other third parties providing goods and services, including assistance in the identification and evaluation of potential Merger Targets. These consultants or third parties have agreed to be paid only in securities of the Company, but we have not issued any such securities to them at this time, and the consultants or third parties may be placement agents or their affiliates.

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

Expenses for the three months ended March 31, 2005 and 2004

         The Company incurred some auditing fees in March of $1,269. There had been no activity in the prior year's March 31, 2004.

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

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 2005.

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