Form 10QSB
period 2005-06-30
MATRIX CONCEPTS INC /
filed 2006-02-10
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 30, 2005, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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

                                         MATRIX CONCEPTS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEET
                                             (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                ASSETS

                                                                 JUNE 30, 2005       DECEMBER 31, 2004
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
                                                               ================      ================


                            See accompanying notes to financial statements



                                                    MATRIX CONCEPTS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     CUMULATIVE
                                                                                                                    AMOUNTS FROM
                                         FOR THE           FOR THE             FOR THE           FOR THE              INCEPTION
                                        SIX MONTHS        SIX MONTHS         THREE MONTHS      THREE MONTHS        (APRIL 28, 2000)
                                          ENDED             ENDED               ENDED             ENDED                THROUGH
                                       JUNE 30, 2005     JUNE 30, 2004       JUNE 30, 2005     JUNE 30, 2004        JUNE 30, 2005
                                      ---------------   ----------------   ----------------   ----------------   ------------------

General and administrative expenses   $         1,269   $             --   $             --   $             --   $           19,842
                                      ---------------   ----------------   ----------------   ----------------   ------------------

Loss before income taxes                       (1,269)                --                 --                 --             (19,842)

Provision for income taxes                         --                 --                 --                 --                   --
                                      ---------------   ----------------   ----------------   ----------------   ------------------

      Net loss                        $        (1,269)  $             --   $             --   $             --   $          (19,842)
                                      ===============   ================   ================   ================   ==================

Weighted average shares outstanding         1,895,000          1,895,000          1,895,000          1,895,000
                                      ===============   ================   ================   ================

Net loss per share                    $        (0.00)   $          (0.00)  $          (0.00)  $          (0.00)
                                      ===============   ================   ================   ================


                                        See accompanying notes to financial statements



                                             MATRIX CONCEPTS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                                                                 CUMULATIVE
                                                                                                AMOUNTS FROM
                                                                                                 INCEPTION
                                                     FOR THE SIX            FOR THE SIX       (APRIL 28, 2000)
                                                     MONTHS ENDED           MONTHS ENDED           THROUGH
                                                    JUNE 30, 2005          JUNE 30, 2004       JUNE 30, 2005
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
                                                  ================      ================      ================


                                 See accompanying notes to financial statements


                                                      5

                              Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH JUNE 30, 2005

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Matrix Concepts, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of June 30, 2005.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of June 30, 2005, and its results of operations and cash flows for the three and six months ended June 30, 2005 and 2004, and the period from inception, April 26, 2000, through June 30, 2005. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Expenses for the three and six months ended June 30, 2005 and 2004

         The Company incurred $1,269 in auditing expenses in the three and six months ended June 30, 2005. Since it was inactive there were no expenses in the six months ended June 30, 2004.

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

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 2005.

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