Form 10QSB
period 2005-09-30
MATRIX CONCEPTS INC /
filed 2006-02-10
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2005
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of September 30, 2005, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

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

                                         MATRIX CONCEPTS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEET
                                             (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                                ASSETS

                                                               SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                               ------------------    -----------------

    Cash                                                       $             --      $             --
                                                               ----------------      ----------------

      Total assets                                             $             --      $             --
                                                               ================      ================


                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


    Accounts payable and accrued expenses                      $         13,009      $         11,740
    Other liability                                                       1,000                 1,000
                                                               ----------------      ----------------

     Total liabilities                                                   14,009                12,740
                                                               ----------------      ----------------

Stockholders' equity (deficit)
    Preferred stock, $.0001 par value; 5,000,000 shares
      authorized; 0 shares issued and outstanding                            --                    --
    Common stock, $.0001 par value: 10,000,000 shares
       authorized; 1,895,000 shares issued and outstanding                  190                   190
    Additional paid-in capital                                            5,643                 5,643
    Deficit accumulated during development stage                        (19,842)              (18,573)
                                                               ----------------      ----------------

     Total stockholders' equity (deficit)                               (14,009)              (12,740)
                                                               ----------------      ----------------

     Total liabilities and stockholders' equity (deficit)      $             --      $             --
                                                               ================      ================


                            See accompanying notes to financial statements



                                                    MATRIX CONCEPTS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                      CUMULATIVE
                                                                                                                     AMOUNTS FROM
                                         FOR THE            FOR THE            FOR THE            FOR THE              INCEPTION
                                       NINE MONTHS        NINE MONTHS        THREE MONTHS       THREE MONTHS       (APRIL 28, 2000)
                                          ENDED              ENDED              ENDED              ENDED                THROUGH
                                       SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,        SEPTEMBER 30,
                                           2005              2004                2005               2004                2005
                                      ---------------   ----------------   ----------------   ----------------   ------------------

General and administrative expenses   $         1,269   $             --   $             --   $             --   $           19,842
                                      ---------------   ----------------   ----------------   ----------------   ------------------

Loss before income taxes                       (1,269)                --                 --                 --             (19,842)

Provision for income taxes                         --                 --                 --                 --                   --
                                      ---------------   ----------------   ----------------   ----------------   ------------------

      Net loss                        $        (1,269)  $             --   $             --   $             --   $          (19,842)
                                      ===============   ================   ================   ================   ==================

Weighted average shares outstanding         1,895,000          1,895,000          1,895,000          1,895,000
                                      ===============   ================   ================   ================

Net loss per share                    $        (0.00)   $          (0.00)  $          (0.00)  $          (0.00)
                                      ===============   ================   ================   ================


                                        See accompanying notes to financial statements



                                             MATRIX CONCEPTS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                                                                 CUMULATIVE
                                                                                                AMOUNTS FROM
                                                                                                 INCEPTION
                                                     FOR THE NINE          FOR THE NINE       (APRIL 28, 2000)
                                                     MONTHS ENDED          MONTHS ENDED           THROUGH
                                                     SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,
                                                         2005                   2004                2005
                                                  ------------------    ------------------    -----------------

Cash flows from operating activities:
    Net loss                                      $         (1,269)     $             --      $        (19,842)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Issuance of common stock for services
    Increase (decrease) from changes in:                        --                    --                   604
         Accounts payable and accrued
            expenses                                         1,269                    --                13,009
                                                  ----------------      ----------------      ----------------

           Net cash used in operating
              activities                                        --                    --                (6,229)
                                                  ----------------      ----------------      ----------------

Cash flows from financing activities:
   Paid in capital                                              --                    --                 1,028
   Other liability                                              --                    --                 1,000
   Shares issued for cash                                       --                    --                 4,201
                                                  ----------------      ----------------      ----------------

           Net cash provided by
              financing activities                              --                    --                 6,229
                                                  ----------------      ----------------      ----------------

Cash, beginning of period                                       --                    --                    --
                                                  ----------------      ----------------      ----------------

Cash, end of period                               $             --      $             --      $             --
                                                  ================      ================      ================


                                 See accompanying notes to financial statements


                                                      5

                              Matrix Concepts, Inc.
                        (A DEVELOPMENT-STAGE ENTERPRISE)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
          PERIOD FROM INCEPTION, APRIL 26, 2000, THROUGH SEPTEMBER 30, 2005

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Matrix Concepts, Inc. (a Development-Stage Enterprise) (the "Company") was incorporated on April 26, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage enterprise as of September 30, 2005.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, as of September 30, 2005, and its results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004, and the period from inception, April 26, 2000, through September 30, 2005. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Expenses for the three and  nine months ended September 30, 2005 and 2004

         The Company incurred audit expense of $1,269 in the first quarter of fiscal year 2005. Since the Company has been inactive there were no other expenses in the nine months ended September 30, 2005 or 2004 and there have been no expenses for the three months ending September 30, 2005 or 2004.

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

       (b) No reports on Form 8-K were filed during the quarter ended September 30, 2005.

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