Form 10KSB
period 2005-12-31
MATRIX CONCEPTS INC /
filed 2006-02-10
CIK 1140463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [ ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for Fiscal Year ended December 31, 2005 were $0.00.

As of December 31, 2005, 1,895,000 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 90,000 shares.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

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

         No matter was submitted to a vote of stockholders in the fourth quarter of 2005.

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

         The authorized capital stock of the Company consists of 15,000,000 shares, of which 10,000,000 shares have been designated Common Stock, $0.0001 par value, and 5,000,000 shares of Preferred Stock, $0.0001 par value. At December 31, 2005, there were 1,895,000 shares of Common Stock outstanding and held of record by 21 stockholders.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Out of the total of 1,895,000 shares of Common Stock outstanding as of December 31, 2005, 90,000 shares of the Company's Common Stock may be eligible for sale under Rule 144 ("Rule 144") promulgated under the Securities Act (one year from the date of issuance in July/August, 2000). In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (or persons whose shares are aggregated), who has owned restricted shares of Common Stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the total number of outstanding shares of the same class or, if the Common Stock is quoted on an exchange or NASDAQ, the average weekly trading volume during the four calendar weeks preceding the sale. A person who has not been an affiliate of the Company for at least three months immediately preceding the sale and who has beneficially owned the shares of Common Stock to be sold for at least two years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

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

Expenses for Year Ended December 31, 2005

         The Company did not generate any cash during the years ended December 31, 2005 and 2004.

         The expenses for the year ended December 31, 2005 was for auditing. The expenses of $815 for the year ended December 31, 2004 was a result of accounting to bring the Company's records up to date.

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

Statements of Cash Flows                                                F-5

Notes to Financial Statements                                           F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Matrix Concepts, Inc.

We have audited the accompanying balance sheet of Matrix Concepts, Inc. (a development stage company) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Matrix Concepts, Inc. as of December 31, 2001 and for the period from inception (April 28, 2000) through December 31, 2001 were audited by another auditor, whose report dated April 23, 2002 on those statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern in Note 1 to the financial statements.

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

In our opinion, the 2005 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of Matrix Concepts, Inc. as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP



Irvine, California
February 3, 2006

                                         MATRIX CONCEPTS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                            BALANCE SHEETS
------------------------------------------------------------------------------------------------------


                                                ASSETS
                                                               DECEMBER 31, 2005     DECEMBER 31, 2004
                                                               -----------------     -----------------

    Cash                                                       $             --      $             --
                                                               ----------------      ----------------

      Total assets                                             $             --      $             --
                                                               ================      ================


                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


    Accounts payable and accrued expenses                      $         13,009      $         11,740
    Other liability                                                       1,000                 1,000
                                                               ----------------      ----------------

     Total liabilities                                                   14,009                12,740
                                                               ----------------      ----------------

Stockholders' equity (deficit)
    Preferred stock, $.0001 par value; 5,000,000 shares                      --                    --
      authorized; 0 shares issued and outstanding
    Common stock, $.0001 par value: 10,000,000 shares
       authorized; 1,895,000 shares issued and outstanding                  190                   190
    Additional paid-in capital                                            5,643                 5,643
    Deficit accumulated during development stage                        (19,842)              (18,573)
                                                               ----------------      ----------------

     Total stockholders' equity (deficit)                               (14,009)              (12,740)
                                                               ----------------      ----------------

     Total liabilities and stockholders' equity (deficit)      $             --      $             --
                                                               ================      ================


                            See accompanying notes to financial statements



                                                    MATRIX CONCEPTS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------

                                                                                                     CUMULATIVE AMOUNTS FROM
                                                                                                           INCEPTION
                                                                                                        (APRIL 28, 2000)
                                           FOR THE YEAR ENDED            FOR THE YEAR ENDED                 THROUGH
                                           DECEMBER 31, 2005             DECEMBER 31, 2004              DECEMBER 31, 2005
                                        ------------------------      ------------------------      ------------------------

General and administrative expenses     $                  1,269      $                    815      $                 19,842
                                        ------------------------      ------------------------      ------------------------

Loss before income taxes                                  (1,269)                         (815)                      (19,842)

Provision for income taxes (Note 4)                           --                            --                            --
                                        ------------------------      ------------------------      ------------------------

      Net loss                          $                 (1,269)     $                   (815)     $                (19,842)
                                        ========================      ========================      ========================

Weighted average shares outstanding                    1,895,000                     1,895,000
                                        ========================      ========================

Net loss per share                      $                     --      $                     --
                                        ========================      ========================


                                        See accompanying notes to financial statements



                                                        MATRIX CONCEPTS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      DEFICIT
                                                      COMMON STOCK                                  ACCUMULATED           TOTAL
                                            --------------------------------      ADDITIONAL        DURING THE         STOCKHOLDERS'
                                                                                   PAID-IN          DEVELOPMENT          EQUITY
                                               SHARES             AMOUNT           CAPITAL             STAGE            (DEFICIT)
                                            -------------      -------------     -------------     -------------      -------------

Balance at inception - April 28, 2000                  --      $          --     $          --     $          --      $          --

Issuance of common stock to founders
  for cash                                      1,200,000                120             1,380                --              1,500

Issuance of common stock to founders
  for services                                    605,000                 60               544                --                604

Issuance of common stock in private
  placement for cash held by attorney
  in trust account                                 85,000                  9             2,542                --              2,551

Net loss for the period from
  inception (April 28, 2000) through
  December 31, 2000                                    --                 --                --            (2,780)            (2,780)
                                            -------------      -------------     -------------     -------------      -------------
Balance at December 31, 2000                    1,890,000                189             4,466            (2,780)             1,875

Issuance of common stock in private
  placement for cash held by attorney
  in trust account                                  5,000                  1               149                --                150

Net loss                                               --                 --                --            (6,479)            (6,479)
                                            -------------      -------------     -------------     -------------      -------------
Balance at December 31, 2001                    1,895,000                190             4,615            (9,259)            (4,454)

Net loss                                               --                 --                --            (8,499)            (8,499)
                                            -------------      -------------     -------------     -------------      -------------
Balance at December 31, 2002                    1,895,000                190             4,615           (17,758)           (12,953)

Contributed capital                                    --                 --             1,028                --              1,028

Net income                                             --                 --                --                --                 --
                                            -------------      -------------     -------------     -------------      -------------

Balance at December 31, 2003                    1,895,000                190             5,643           (17,758)           (11,925)

Net loss                                               --                 --                --              (815)              (815)
                                            -------------      -------------     -------------     -------------      -------------

Balance at December 31, 2004                    1,895,000                190             5,643           (18,573)           (12,740)

Net loss                                               --                 --                --            (1,269)            (1,269)
                                            -------------      -------------     -------------     -------------      -------------

Balance at December 31, 2005                    1,895,000      $         190     $       5,643     $     (19,842)     $     (14,009)
                                            =============      =============     =============     =============      =============


                                           See accompanying notes to financial statements



                                             MATRIX CONCEPTS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------

                                                                                                 CUMULATIVE
                                                                                                AMOUNTS FROM
                                                                         (APRIL 28, 2000)        INCEPTION
                                                  FOR THE YEAR ENDED    FOR THE YEAR ENDED        THROUGH
                                                  DECEMBER 31, 2005     DECEMBER 31, 2004     DECEMBER 31, 2005
                                                  ------------------    ------------------    -----------------

Cash flows from operating activities:
    Net loss                                      $         (1,269)     $           (815)     $        (19,842)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Issuance of common stock for services
    Increase (decrease) from changes in:                        --                    --                   604
         Accounts payable and accrued
            expenses                                         1,269                   815                13,009
                                                  ----------------      ----------------      ----------------

           Net cash used in operating
              activities                                        --                    --                (6,229)
                                                  ----------------      ----------------      ----------------

Cash flows from financing activities:
   Paid in capital                                              --                    --                 1,028
    Other liability                                             --                    --                 1,000
    Shares issued for cash                                      --                    --                 4,201
                                                  ----------------      ----------------      ----------------

           Net cash provided by
              financing activities                              --                    --                 6,229
                                                  ----------------      ----------------      ----------------

Cash, beginning of period                                       --                    --                    --
                                                  ----------------      ----------------      ----------------

Cash, end of period                               $             --      $             --      $             --
                                                  ================      ================      ================


                                 See accompanying notes to financial statements


                                                      F-5

                              MATRIX CONCEPTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS FOR THE
                 YEAR ENDED DECEMBER 31, 2005 AND FROM INCEPTION
                                 APRIL 28, 2000


1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------

         BUSINESS
         --------

         Matrix Concepts, Inc. (a Development-Stage Company) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage company as of December 31, 2005

         MANAGEMENT ESTIMATES
         --------------------

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

2.       RELATED PARTY TRANSACTIONS
         --------------------------

         As of December 31, 2005, the Company owes a stockholder $9,075 for related legal services, and such amount is included in accounts payable in the accompanying balance sheet.

         During the year ended December 31, 2002, a related party, who is an associate of a stockholder, advanced the Company $1,000. Payment of the advance is due on demand.

3.       INCOME TAXES

         The components of the deferred tax asset is as follows:

                                                  DECEMBER 31, 2005    DECEMBER 31, 2004
                                                  -----------------    -----------------
            Deferred tax assets:
               Net operating loss carryforward     $         6,000      $         6,000
               Valuation allowance                          (6,000)              (6,000)
                                                   ---------------      ---------------

            Net deferred tax asset                 $            --      $            --
                                                   ===============      ===============

         The Company had available approximately $20,000 of unused Federal net operating loss carry-forwards at December 31, 2005 and December 31, 2004, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2023. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004 and December 31, 2003, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                                  DECEMBER 31, 2005      DECEMBER 31, 2004
                                                                  -----------------      -----------------
           Statutory federal tax (benefit) rate                             (34.0)%                   (34.0)%
           Valuation allowance                                               34.0%                     34.0%
                                                                -------------------     --------------------
           Effective income tax rate                                          0.0%                      0.0%
                                                                ===================     ====================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                     Age       Title
----                     ---       -----

Gerry Martin             52        President, Treasurer and Director
Patricia M. Heller       57        Secretary

         GERRY MARTIN, has been an officer and director of the Company from its inception. Mr. Martin is a president and owner of CMI, Inc., and has been involved in investment banking for 30 years. He has raised over $350,000,000 for emerging growth companies in the areas of debt and equity through his referral relationships with companies like Trenwith Securities, Tucker Federal and Roth Capital. Mr. Martin is a director and a member of the audit committee of Prolong International, Inc., a public company.

         PATRICIA HELLER, has been an officer and director of each of the Companies from their inception. Ms. Heller has been a secretary and paralegal in the area of corporate, securities and transnational law for the last 34 years. Ms. Heller received her Paralegal Certificate from the University of California, Irvine.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2005. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit Number      Description
--------------      -----------
3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1                 Form of Subscription Agreement executed by investors in the
                    Private Placement*
----------------------------

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

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2005.

Item 14.  Principal Fees and Services.
          ----------------------------

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: During 2005 the Company accrued $1,269 in audit fees due to Mendoza Berger & Co. LLP. There were no audit fees in 2004.


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