Form 10QSB
period 2006-03-31
GLOBAL MEDIA GROUP HOLDINGS INC
filed 2006-05-22
CIK 1140463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

or

[ ]  Transitional report filed under Section 13 or 15(d) of the Exchange Act.

                           Commission File No. 0-32721



       GLOBAL MEDIA GROUP HOLDINGS, INC. (formerly Matrix Concepts, Inc.)
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Nevada                                    88-0492265
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


           649 San Ramon Valley Boulevard, Danville, California 94526
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (925) 743-8880

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of May 15, 2006, the Registrant had 11,545,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2006

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet:
          March 31, 2006 (unaudited).........................................  5

          Condensed Consolidated Statements of Income (unaudited):
          Three Months Ended March 31, 2006 and 2005.........................  6

          Condensed Consolidated Statement of Changes in Stockholders'
          Equity (unaudited): Three Months Ended March 31, 2006..............  7

          Condensed Consolidated Statements of Cash Flows (unaudited):
          Three Months Ended March 31, 2006 and 2005.........................  8

          Notes to Condensed Consolidated Financial Statements
          (unaudited): March 31, 2006........................................  9

     Item 2.  Management Discussion and Analysis............................. 12

     Item 3. Controls and Procedures......................................... 16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 16

     Item 2.  Changes in Securities.......................................... 16

     Item 3.  Defaults Upon Senior Securities................................ 16

     Item 4.  Submission of Matters to a Vote of Security Holders............ 16

     Item 5.  Other Information.............................................. 17

     Item 6.  Exhibits....................................................... 17

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2006 and 2005 have been prepared by Global Media Group Holdings, Inc., a Delaware corporation (formerly Matrix Concepts, Inc.)








                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                              FINANCIAL STATEMENTS
                       FOR THE PERIOD FROM JANUARY 1, 2006
                             THROUGH MARCH 31, 2006

                                TABLE OF CONTENTS




Balance Sheet..................................................................5


Statement of Operations........................................................6


Statement of Changes in Stockholders' Equity...................................7


Statement of Cash Flows........................................................8


Notes to Financial Statements..................................................9


                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                        (formerly Matrix Concepts, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (unaudited)

                                                                   March 31,     December 31,
                                                                     2006            2005
                                                                 ------------    ------------
Current assets:

Cash                                                             $       --      $       --
                          Total current assets                           --              --

Total assets                                                     $       --      $       --
                                                                 ------------    ------------


Current liabilities

Accounts payable                                                 $       --      $     13,009

Other liability                                                          --             1,000

Franchise tax payable                                                     800            --
                                                                 ------------    ------------
                     Total current liabilities                            800          14,009


Stockholders' equity:

Series A preferred stock, $.001 par value, 50,000,000                   2,200            --
shares authorized; 110,000 and 0 shares issued and outstanding as of March 31, 2006 and December 31, 2005 respectively

Common stock, $.001 par value; 100,000,000 shares                         190             190
authorized; 1,895,000 shares issued and outstanding
as of March 31, 2006 and December 31, 2005 respectively

Additional paid-in capital                                             19,652           5,643

Deficit accumulated during development stage                          (22,842)        (19,842)
                                                                 ------------    ------------


                     Total stockholders' equity                          (800)        (14,009)
                                                                 ------------    ------------

Total liabilities and stockholder's equity                       $       --      $       --
                                                                 ------------    ------------


    The accompanying notes are an integral part of these financial statements


                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                        (formerly Matrix Concepts, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited

                                                                             Cumulative
                                                                            amount from
                                                                             Inception
                                         For the three    For the three      (April 28,
                                          months ended     months ended         2000
                                            March 31,        March 31,        March 31,
                                              2006             2005             2006)
                                         -------------    -------------    -------------

Revenue                                  $        --      $        --      $        --

Expenses:


General and administrative expenses              2,200            1,269           22,042


               Total expenses                    2,200            1,269           22,042
                                         -------------    -------------    -------------


Loss before provision for income taxes          (2,200)          (1,269)         (22,042)
Provision for income taxes                        (800)            --               (800)
                                         -------------    -------------    -------------
               Net loss                  $      (3,000)   $      (1,269)   $     (22,842)
                                         =============    =============    =============


Weighted average shares outstanding,
  Basic and diluted                          1,895,000        1,895,000
                                         =============    =============

               Net loss per share,
                 Basic and diluted       $        0.00    $        0.00
                                         =============    =============




    The accompanying notes are an integral part of these financial statements



                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                        (formerly Matrix Concepts, Inc.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                                                                      Deficit
                                                                                                    Accumulated       Total
                                             Common Stock          Preferred Stock      Additional  During the     Stockholders
                                        ---------------------   ---------------------    Paid-in    development       equity
                                          Shares      Amount      Shares      Amount     capital       stage        (deficit)
                                        ---------   ---------   ---------   ---------   ---------   -----------    -----------

Balance at inception - April 28, 2000        --     $    --          --     $    --     $    --     $      --      $      --

Issuance of common stock to founders
  for cash                              1,200,000         120        --          --         1,380          --            1,500

Issuance of common stock to founders
  for services                            605,000          60        --          --           544          --              604

Issuance of common stock in private
  placement for cash held by attorney
  in trust account                         85,000           9        --          --         2,542          --            2,551

Net loss for the period from
  inception (April 28, 2000) through
  December 31, 2000                          --          --          --          --          --          (2,780)        (2,780)
                                        ---------   ---------   ---------   ---------   ---------   -----------    -----------
Balance at December 31, 2000            1,890,000         189        --          --         4,466        (2,780)         1,875

Issuance of common stock in private
  placement for cash held by attorney
  in trust account                          5,000           1        --          --           149          --              150

Net loss                                     --          --          --          --          --          (6,479)        (6,479)
                                        ---------   ---------   ---------   ---------   ---------   -----------    -----------
Balance at December 31, 2001            1,895,000         190        --          --         4,615        (9,259)        (4,454)

Net loss                                     --          --          --          --          --          (8,499)        (8,499)
                                        ---------   ---------   ---------   ---------   ---------   -----------    -----------
Balance at December 31, 2002            1,895,000         190        --          --         4,615       (17,758)       (12,953)

Contributed capital                          --          --          --          --         1,028          --            1,028

Net income                                   --          --          --          --          --            --             --
                                        ---------   ---------   ---------   ---------   ---------   -----------    -----------
Balance at December 31, 2003            1,895,000         190        --          --         5,643       (17,758)       (11,925)

Net loss                                     --          --          --          --          --            (815)          (815)
                                        ---------   ---------   ---------   ---------   ---------   -----------    -----------
Balance at December 31, 2004            1,895,000         190        --          --         5,643       (18,573)       (12,740)

Net loss                                     --          --          --          --          --          (1,269)        (1,269)
                                        ---------   ---------   ---------   ---------   ---------   -----------    -----------

Balance at December 31, 2005            1,895,000         190        --          --         5,643       (19,842)       (14,009)

Contributed paid in capital                  --          --          --          --        14,009          --           14,009

Issuance of preferred stock                  --          --       110,000       2,200        --            --            2,200

Net loss for the three
months ended March 31, 2006                  --          --          --          --          --          (3,000)        (3,000)
                                        ---------   ---------   ---------   ---------   ---------   -----------    -----------
Balance as of March 31, 2006            1,895,000   $     190     110,000   $   2,200   $  19,652   $   (22,842)   $      (800)
                                        =========   =========   =========   =========   =========   ===========    ===========

    The accompanying notes are an integral part of these financial statements



                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                        (formerly Matrix Concepts, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)
                                                                                    Cumulative
                                                                                    amount from
                                                                                     Inception
                                                 For the three    For the three      (April 28,
                                                  months ended     months ended         2000
                                                    March 31,        March 31,        March 31,
Operating Activities:                                 2006             2005             2006)
                                                 -------------    -------------    -------------
Cash flows from operating activities:
     Net loss                                    $      (3,000)   $      (1,269)   $     (22,842)
     adjustments to reconcile to cash
     Provided by operating activities:
     Changes in:

                Accounts payable                       (13,009)           1,269             --

                Accrued expenses                          --               --                604

                Other liabilities                       (1,000)            --               --

                Franchise taxes payable                    800             --                800
                                                 -------------    -------------    -------------

     Cash used for operating activities                (16,209)            --            (21,438)
                                                 -------------    -------------    -------------

Financing Activities

     Contributed paid in capital                        14,009             --             15,037

     Proceeds from issuance of preferred stock           2,200             --              2,200

     Common stock issued for cash                         --               --              4,201
                                                 -------------    -------------    -------------
     Cash provided by financing activities              16,209             --             21,438
                                                 -------------    -------------    -------------

     Net increase in cash                                 --               --               --
                                                 -------------    -------------    -------------

     Cash, beginning of period                            --               --               --
                                                 -------------    -------------    -------------

     Cash, end of period                         $        --      $        --      $        --
                                                 =============    =============    =============

    The accompanying notes are an integral part of these financial statements

                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                        (formerly Matrix Concepts, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         FOR THE PERIOD JANUARY 1, 2006
                             THROUGH MARCH 31, 2006



1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------

         Business
         --------

         Matrix Concepts, Inc. (a Development-Stage Company) (the "Company") was incorporated on April 28, 2000 under the laws of the State of Nevada. On March 3, 2006 the stockholders agreed to change its corporate domicile to Delaware and merge with Global Media Group Holdings, Inc., a newly formed Delaware Corporation. The name of the surviving corporation is Global Media Group Holdings, Inc. The Merger Agreement was executed and completed on March 31, 2006.

         The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on incorporation activities, organizational efforts and identifying potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development-stage company (as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises), as of March 31, 2006.

         Management Estimates
         --------------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income Taxes
         ------------

         The Company uses the liability method of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's taxable income for California income tax reporting purposes.

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
         --------------------------------------------

         Going Concern And Management's Plans
         ------------------------------------

         The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (April 28, 2000), sustained losses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management's plans with respect to these conditions are to search for operating opportunities through business combinations and/or mergers. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by stockholders. However, there is no assurance the Company can raise sufficient cash to maintain its current development stage operations. The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

         Recent Accounting Pronouncements
         --------------------------------

         The Company has adopted accounting pronouncements issued before March 31, 2006 that are applicable to the Company. The Company has determined that, as of March 31, 2006, there are no recent pronouncements which, if adopted, would have a material effect on the financial statements.

         Property and Equipment
         ----------------------

         When acquired, property and equipment will be stated at cost and will be depreciated when placed in service. The Company's policy is to capitalize the costs of material additions and major improvements, while expensing maintenance and repairs to expense as incurred. Computers and furniture will be depreciated over the estimated useful lives of the assets of between five and ten years utilizing the straight-line method.

         Organizational Costs
         --------------------

         When incurred, organizational costs will consist of legal, consulting and other professional expenses incurred in connection with the creation and capitalization of the Company. Organizational costs will be stated at cost and will be subject to periodic review and possible markdown for impairment of value, in accordance with accounting principles generally accepted in the United States.

2.       CAPITALIZATION
         --------------

         On March 3, 2006, the Company elected to merge with Matrix Concepts. The Merger Agreement was executed and completed on March 31, 2006. The capital structure of the surviving corporation consists of One Hundred Million (100,000,000) shares of $.001 par value common stock and Fifty Million (50,000,000) shares of preferred stock. Mr. David Kol was elected the President of the Company and received incentive compensation of 110,000 shares of preferred stock for accepting the position of President.

3.       INCOME TAXES
         ------------

         Significant components of the Company's deferred tax balances at March 31, 2006 are as follows:

         Net operating loss carry-forwards                     $      6,000
         Valuation allowance                                         (6,000)
                                                               ------------
         Net deferred tax asset                                $       --
                                                               ============

         Statement of Financial Accounting Standards SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty of realization, a valuation allowance was created in 2003 to eliminate the net deferred tax asset due to the uncertainties as to the amount of the taxable income that would be generated in future years. There was no increase in the deferred tax asset and the valuation allowance for the three months ended March 31, 2006.

         Net operating losses can be carried forward to each of the 20 taxable years following the loss year. The Company had available approximately $20,000 of unused Federal net operating loss carry-forwards at March 31, 2006 that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2023. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         The Company's effective tax rate as a percentage of income before income tax expense differs from the statutory federal income tax rate primarily due to uncertainty over the utilization of net operating loss carry-forwards. A reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows

         Statutory federal tax (benefit) rate                          34%
         Valuation allowance                                          (34%)
                                                               ------------
         Effective income tax rate                                     --
                                                               ============

Item 2. Plan of Operation

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

The Company may utilize available cash and equity securities in effecting a Merger. Although the Company has no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that the Company expects to issue for certain professional services, other than those already issued in the offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), the Company will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by the Company's stockholders prior to the Merger. The Company also may decide to issue Preferred Stock, with liquidation and dividend rights, that are senior to the Common Stock, in connection with a Merger or obtaining financing therefore, although the Company has no present plans to do so. The Company currently has no intention to issue Preferred Stock. The Company may have to effect reverse stock splits prior to any Merger. To the extent that such additional shares are issued, dilution to the interests of a Company's stockholders will occur. Additionally, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any.

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

The Company incurred expenses of $ 800.00 related to California State taxes during the first quarter of 2006. Since the Company has been inactive there were no other expenses in the three months ended March 31, 2006.

The Company will incur substantial expenses, including expenses for professional and other consulting services, during the next several periods.

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - CHANGES IN SECURITIES

NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

As previously reported in a Report on Form 8-K filed April 4, 2006, on March 31, 2006, Matrix Concepts, Inc., a Nevada corporation ("Matrix"), and Global Media Group Holdings, Inc., a Delaware corporation ("GMGH") entered an Agreement and Plan of Merger (the "Merger Agreement") to implement the actions of the Matrix stockholders taken by majority written consent without out a meeting on March 3, 2006. On April 3, 2006, the Certificate of Merger was filed with the Secretary of State of the State of Delaware. The effect of the Merger Agreement was that:

1.   The corporation changed its corporate domicile to Delaware;
2.   The corporation changed its name to Global Media Group Holdings, Inc.;
3. Upon filing the Certificate of Merger with the Secretary of State of the State of Delaware, each issued and outstanding share of common or preferred stock of Matrix was automatically exchanged for one (1) new share of common or preferred stock, respectively, of GMGH; and
4. David Kol became the sole director of the GMGH and the President, Treasurer and Secretary of GMGH.

In addition, GMGH acquired 100% of the of the outstanding capital stock of Global Media Group, Inc., a Nevada corporation ("GMG") from eight (8) persons. The transaction closed on May 11, 2006. GMG is a development stage company with a plan of operation to acquire and develop a select portfolio of media and entertainment businesses. On February 17, 2006, GMG submitted a Letter of Intent to purchase up to 52.8% of the shares of a company. In connection with the execution of this Letter of Intent, GMG lent $16,000 on February 21, 2006 at 6% per annum due April 2, 2006 and $10,000 on March 31, 2006 at 6% per annum due May 24, 2006. Further, on February 24, 2006, GMG submitted a Letter of Intent to purchase 100% of the shares of a second company. In connection with the execution of this Letter of Intent, GMG lent $10,000 on March 31, 2006 at 6% per annum and $50,000 on February 21, 2006 at 6% per annum, both due August 24, 2006. Further, on April 8, 2006 GMG submitted a Letter of Intent to purchase up to 65% of a third company. On April 19, 2006 GMG submitted a Letter of Intent to purchase 100% of the shares of a fourth company. On May 1, 2006 GMG submitted a Letter of Intent to purchase 60% of the shares of a fifth company.

ITEM 6 - EXHIBITS

Exhibit No.   Description
-----------   -----------
3.1           Certificate of Incorporation of Global Media Group Holdings, Inc.*
3.2           Bylaws of Global Media Group Holdings, Inc.*
3.3           Certificate of Merger between Matrix Concepts, Inc. and Global
              Media Group Holdings, Inc.*
4.1           Certificate of Designations, Preferences, and Rights of the Series
              A Convertible Preferred
              Stock of Global Media Group Holdings, Inc.*
10.1          Agreement and Plan of Merger between Matrix Concepts, Inc. and
              Global Media Group Holdings, Inc.*
10.2          Purchase Agreement between GMGH and Eight Persons*
10.3          Employment Agreement between Global Media Group, Inc. and Andrew
              H. Orgel*
10.4          Employment Agreement between Global Media Group, Inc. and Gregory
              Fish*
10.5          Employment Agreement between Global Media Group, Inc. and David
              Kol*
31.1          Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2          Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of
              Item 601 of Regulation S-K.
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of
              Item 601 of Regulation S-K

* previously filed, but incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 15, 2006
                                       Global Media Group Holdings, Inc.


                                       /s/ David Kol
                                       ----------------------------------------
                                       David Kol, President


                                       /s/ Gregory Fish
                                       ----------------------------------------
                                       Gregory Fish, Chief Financial Officer


                                       /s/ Andrew H. Orgel
                                       ----------------------------------------
                                       Andrew H. Orgel, Chief Financial Officer