Form 10QSB
period 2006-06-30
GLOBAL MEDIA GROUP HOLDINGS INC
filed 2006-08-21
CIK 1140463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the Quarterly Period Ended June 30, 2006

                                       or



  [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

                           Commission File No. 0-32721
                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                        (formerly Matrix Concepts, Inc.)
                 (Name of Small Business Issuer in its Charter)

Nevada                                                       88-0492265
--------------------------------------------------------------------------------
 State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or organization


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

As of August 15, 2006, the Registrant had 14,013,912 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2006

                                Table of Contents


PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheet:
             June 30, 2006 (unaudited)

             Condensed Consolidated Statements of Income (unaudited):
             Six Months Ended June 30, 2006 and 2005

         Consolidated Statement of Changes in Stockholders' Equity (unaudited):
         Six Months Ended June 30, 2006

          Condensed Consolidated Statements of Cash Flows (unaudited):
             Six Months Ended June 30, 2006 and 2005

             Notes to Condensed Consolidated Financial Statements
             (unaudited): June 30, 2006

    Item 2.  Management Discussion and Analysis

    Item 3. Controls and Procedures

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2006 and 2005 have been prepared by Global Media Group Holdings, Inc., a Delaware corporation (formerly Matrix Concepts, Inc.)


                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AT JUNE 30, 2006 AND FOR THE SIX
                       MONTHS ENDED JUNE 30, 2006 AND 2005

TABLE OF CONTENTS



Consolidated Balance Sheet................................................2


Consolidated Statements of Operations.....................................3


Consolidated Statement of Changes in Stockholders' Equity.................4


Consolidated Statements of Cash Flows.....................................5


Notes to Consolidated Financial Statements................................6


                            CONSLIDATED BALANCE SHEET
                                   (unaudited)
                                                                                June 30, 2006
Current assets:

Cash                                                                              $    34,113
Employee advances                                                                       5,500
Prepaid Rent                                                                            2,735
Notes receivable - related
party                                                                                 106,516
                                                                                  -----------
      Total current assets
                                                                                      148,864

Property and equipment, net                                                           372,336
Goodwill and intangible assets                                                      1,177,841
                                                                                  -----------

     Total assets                                                                 $ 1,699,041
                                                                                  -----------

Current liabilities:

Accounts payable                                                                  $   407,288
Accrued payroll liabilities                                                            94,000
Unearned revenue                                                                       24,646
Note payable -
related party                                                                          44,930

Franchise tax payable                                                                     800
                                                                                  -----------
     Total current liabilities                                                        571,664

Long-term liabilities:

Convertible notes                                                                      75,500
                                                                                  -----------

Total liabilities                                                                     647,164
                                                                                  -----------

Stockholders' equity:
Series A preferred stock, $.001 par value, 50,000,000                                   4,500
shares authorized; 4,500,000 and 0 shares issued and outstanding as of June 30,
2006 and December 31, 2005 respectively
Common stock, $.001 par value; 100,000,000 shares                                      14,014
authorized; 1,895,000 shares issued and outstanding as of
December 31, 2005 and 14,013,912 shares issued and outstanding as of June 30, 2006
Additional paid-in capital                                                          1,961,445
Accumulated deficit                                                                  (928,082)
                                                                                  -----------

     Total stockholders' equity                                                     1,051,877
                                                                                  -----------

     Total liabilities and stockholder's equity                                   $ 1,699,041
                                                                                  -----------








The accompanying notes are an integral part of these consolidated financial statements




                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------


                                           For the Six       For the Six      For the Three      For the Three
                                          Months Ended       Months Ended      Months Ended       Months Ended
                                          June 30, 2006     June 30, 2005     June 30, 2006      June 30, 2005
                                          -------------     -------------     -------------      -------------


Sales                                    $       129,802             --                --                --

Cost of sales                                     76,641             --                --                --
                                         ---------------    -------------     -------------     -------------

Gross profit                                      53,161             --                --                --

Expenses:

General and administrative expenses              961,117            1,269           659,997             1,269
                                         ---------------    -------------     -------------     -------------

Operating Loss                                  (907,956)          (1,269)         (659,997)           (1,269)
                                         ---------------    -------------     -------------     -------------


Interest income                                      516             --                --                --

Loss before provision for income taxes          (907,440)          (1,269)         (659,997)           (1,269)
                                         ---------------    -------------     -------------     -------------


Provision for income taxes                          (800)            --                (800)             --
                                         ---------------    -------------     -------------     -------------

               Net loss                  $      (908,240)          (1,269)         (660,797)           (1,269)
                                         ---------------    -------------     -------------     -------------


Weighted average shares outstanding            3,377,678        1,895,000         1,895,000         1,895,000
                                         ---------------    -------------     -------------     -------------

               Net loss per share        $         (0.27)            --               (0.35)             --
                                         ---------------    -------------     -------------     -------------




The accompanying notes are an integral part of these consolidated financial statements



                                                GLOBAL MEDIA GROUP HOLDINGS, INC.
                                    CONSLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (unaudited)
---------------------------------------------------------------------------------------------------------------------------------




                                           Preferred Stock              Common Stock        Additional                 Stockholders'
                                          ---------------               ------------        Paid-in                        Equity
                                        Shares       Amount        Shares       Amount      capital     Retained Loss    (Deficit)
                                        ------       ------        ------       ------      -------     -------------    ---------

Balance at December 31, 2005                --           --      1,895,000   $    1,895        3,938   $  (19,842)      (14,009)


Issuance of preferred stock for
services                                 110,000          110         --           --           --           --             110
Issuance of preferred stock for
services                               4,390,000        4,390         --           --           --           --           4,390
Issuance of common stock to acquire
GMG                                         --           --      9,650,000        9,650         --           --           9,650
Issuance of common stock to acquire
IPI                                         --           --      1,166,666        1,167    1,165,499         --       1,166,666
Issuance of common stock for
conversion of promissory notes              --           --      1,252,246        1,252      742,058         --         743,310
Issuance of common stock for cash           --           --         50,000           50       49,950         --          50,000

Net loss for the six months ended
June 30, 2006                               --           --           --           --           --       (908,240)     (908,240)
                                      ----------   ----------   ----------   ----------   ----------   ----------    ----------

 Balance as of June 30, 2006           4,500,000   $    4,500   14,013,912   $   14,014    1,961,445   $ (928,082)    1,051,877
                                      ----------   ----------   ----------   ----------   ----------   ----------    ----------










The accompanying notes are an integral part of these consolidated financial statements


                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  For the Six Months    For the Six Months
Operating Activities:                            ended June 30, 2006   ended June 30, 2005
                                                 -------------------   -------------------

Cash flows from operating activities:
   Net loss                                        $       (908,240)   $         (1,269)
   Adjustments to reconcile to cash
   provided by operating activities:
   Changes in:
              Employee advances                              (5,500)               --
              Prepaid Rent                                   (2,735)
              Accounts payable                              394,279               1,269
              Accrued payroll liabilities                    94,000                --
              Unearned revenue                               24,646                --
              Franchise taxes payable                           800                --
                                                   ----------------    ----------------

   Cash used for operating activities                      (314,790)               --
                                                   ----------------    ----------------

Investment Activities:

   Issuance of notes receivable                            (106,516)               --
   Acquisition of goodwill and intangible assets         (1,177,841)               --
   Acquisition of property and equipment (net)             (372,336)               --
                                                   ----------------    ----------------

  Cash used for investment activities                    (1,656,693)               --
                                                   ----------------    ----------------

Financing Activities:

   Proceeds from convertible notes                           75,500                --
   Proceeds from issuance of preferred stock                  4,500
   Proceeds from issuance of common stock                 1,912,585                --
   Note payable to shareholder                               43,930                --
                                                   ----------------    ----------------

   Cash provided by financing activities                  2,036,515                --
                                                   ----------------    ----------------

   Net increase in cash                                      34,113                --
   Cash, beginning of period                                   --                  --
                                                   ----------------    ----------------

   Cash, end of period                             $         34,113                --
                                                   ----------------    ----------------

Noncash investing transactions:
  Issuance of preferred stock for services         $          4,500                --
                                                   ----------------    ----------------
  Issuance of common stock for the conversion
  of promissory notes                              $        686,269                --
                                                   ----------------    ----------------


The accompanying notes are an integral part of these consolidated financial statements

                        GLOBAL MEDIA GROUP HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
--------------------------------------------------------------------------------

1.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business

         Global Media Group Holdings, Inc., (the "Company") was formed as a Delaware Corporation on March 3, 2006 when it was merged with Matrix Concepts, Inc. incorporated under the laws of the State of Nevada on April 28, 2000. The Merger Agreement was executed and completed on March 31, 2006.

         The Company owns and operates various entities which operate in various media outlets, including the internet. Internet Pioneering, Inc. operates a group of internet shopping sites that specialize in the automotive aftermarket parts market.

         Basis of Presentation and Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries which include Global Media Group (GMG) and Internet Pioneering, Inc (IPI). All significant intercompany balances and transactions have been eliminated in consolidation. GMG was acquired May 11, 2006 and IPI was acquired June 12, 2006.

         All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation.

         Results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period.

         Certain information and footnote disclosures, normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2005.

         Reclassification

         Certain reclassifications, which have no effect on net income (loss), have been made in the prior period financial statements to conform to the current presentation.

2.       BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
         --------------------------------------------

          Going Concern And Management's Plans

         The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has sustained losses and has used capital raised through the issuance of stock and loans to fund operating activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management's plans with respect to these conditions are to search for operating opportunities through business combinations and/or mergers as well as additional equity investment or debt or both. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by stockholders. However, there is no assurance the Company can raise sufficient cash to maintain its current operations. The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

         Goodwill and Intangible Asset

         On June 12, 2006, the Company acquired Internet Pioneering, Inc. (IPI), an operating automotive internet retail sales company. The Company issued 1,166,666 shares of common stock and with a total fair value of $1,166,666 in exchange for all outstanding shares of IPI. The Company accounted for the acquisition using the purchase method of accounting for business combinations. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $1,177,841, which was preliminarily assigned to goodwill. The allocation of the purchase price is based on preliminary data and could change when final valuation of certain intangible assets is obtained.

         Management reviews, on an annual basis, the carrying value of its goodwill and intangible asset in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the impairment test in order to determine the amount of impairment, if any. There was no impairment charge during the six months ended June 30, 2006.

2.       CAPITALIZATION

         On March 3, 2006, the Company elected to merge with Matrix Concepts. The Merger Agreement was executed and completed on March 31, 2006. The capital structure of the surviving corporation consists of Fifty Million (50,000,000) shares of preferred stock and One Hundred Million (100,000,000) shares of $.001 par value common stock. The Company's consolidated financial statements reflect the subsequent increase in authorized shares to accurately present the current status of the Company. Mr. David Kol was elected the President of the Company and received incentive compensation of 110,000 shares of preferred stock for accepting the position of President.

         Preferred Stocks Issued

         The Company issued 4,500,000 shares during the six months ended June 30, 2006. All shares were issued for service bonuses, valued at $4,500. The Series A Preferred is senior to the common stock and all other shares of Preferred Stock that may be later authorized. Each outstanding share of Series A Convertible Preferred Stock shall have 10 votes on all matters submitted to the stockholders of the Corporation and shall vote with the common stock on all matters. The shares of Series A Convertible Preferred Stock shall (i) not have a liquidation preference; (ii) not accrue, earn, or participate in any dividends; and
         (iii) not be subject to redemption by the Corporation. After June 30, 2007, but not before, each outstanding share of Series A Convertible Preferred Stock may be converted into one (1) share of the Corporation's common stock; provided however, that no conversion shall be permitted unless (i) the Corporation's common stock is quoted for public trading in the United States or other international securities market and (ii) the Corporation's market capitalization (i.e., the number of issued and outstanding shares of common stock multiplied by the daily closing price) has exceeded Two Hundred Fifty Million Dollars ($250,000,000) for 90 consecutive trading days. There are also some standard covenants associated with the Series A Preferred that restrict the Company's activities without first obtaining the affirmative vote or written consent of the holders of a majority of the outstanding shares of Series A Preferred.

         Common Stock Issued

         The Company issued 12,118,912 shares during the quarter ended June 30, 2006; 9,650,000 shares were issued to acquire GMG, valued at $9,650; 1,166,666 shares were issued to acquire IPI, valued at $1,166,666; 1,252,246 shares were issued to convert convertible promissory notes, valued at $743,310; and 50,000 shares were issued for $50,000 in cash.

3.       NOTES RECEIVABLE - RELATED PARTY

         Notes receivable from related party consist of various loans totaling $106,516 bearing interest at market rates related to Company acquisitions and are due on various dates within the next 12 months.



4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at June 30, 2006:

         E-Commerce Platform                                                                     $           375,000
         Furniture                                                                                            31,630
         Computers                                                                                             4,749
         Less: accumulated depreciation                                                                     (39,043)
                                                                                                     ----------------
         Property and equipment, net                                                             $           372,336
                                                                                                     ----------------

         Depreciation expense amounted to $2,759 for the six months ended June
30, 2006.


5.       NOTE PAYABLE - RELATED PARTY

         Note payable to related party of $44,930 represents an amount due to a shareholder of IPI and is due within one year bearing interest at 6% per annum.

6.       INCOME TAXES

         Significant components of the Company's deferred tax balances at June
30, 2006 are as follows:

         Net operating loss carry-forwards (from 2003)                                        $             6,000
         Valuation allowance                                                                                (6,000)
                                                                                               ---------------------
         Net deferred tax asset                                                               $               -
                                                                                               ---------------------

         Statement of Financial Accounting Standards SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty of realization, a valuation allowance was created in 2003 to eliminate the net deferred tax asset due to the uncertainties as to the amount of the taxable income that would be generated in future years. There was no increase in the deferred tax asset and the valuation allowance for the six months ended June 30, 2006.

         Net operating losses can be carried forward to each of the 20 taxable years following the loss year. The Company had available approximately
         $20,000 of unused Federal net operating loss carry-forwards at June 30, 2006 that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2023.
         There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.






         The Company's effective tax rate as a percentage of income before income tax expense differs from the statutory federal income tax rate primarily due to uncertainty over the utilization of net operating loss carry-forwards. A reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows

         Statutory federal tax (benefit) rate                                                                 34%
         Valuation allowance                                                                                  (34%)
                                                                                               ---------------------
         Effective income tax rate                                                                            -
                                                                                               ---------------------


7.        Subsequent Event

          On July 17, 2006, The Company sold $600,000 of Notes and Warrants to obtain a 3 1/2 month bridge loan. The transaction provided net proceeds of $500,000. The Warrants give the investors the right to purchase up to 1,275,000 shares of the Company's common stock at $1.00 per share during the next three years.

Item 2. Plan of Operation

General
Global Media Group Holdings, Inc. ("GMGH") intends to operate as a vertically-integrated holding company that will acquire and develop a select portfolio of media and entertainment businesses. GMGH plans to aggregate emerging content companies, as well as companies providing established infrastructure and new technology, and leverage the expertise of an experienced team of executives to build the assets and expand the portfolio. The company intends to efficiently accelerate the speed-to-market of new consumer channel and entertainment brands, use the power of television and video services to market technology and services and deliver this content to global audiences via multiple distribution platforms, and providing a fair return to shareholders.

In future periods, the company's revenues will come from 3 major areas: Sales (Spot Advertising, Sponsored Shows, Direct Sales, Merchandising and Branded Entertainment), Content (Program and Event Sales, Packaged Entertainment, Broadband Syndication, Subscription and Pay-Per-Use Fees) and Infrastructure (Technology Licensing, Production, Digital Asset Management, Distribution, Transmission, Marketing, Finance & Administration).

GMGH will provide key business support services that can allow these media brands to accelerate their development, launch and scale. GMGH's revenues are expected to come from the company's investments in its media and entertainment properties and from sustaining, scalable management fees. GMGH believes that its ownership and management can make the difference of whether a new, start up channel, program or show, technology venture or distribution platform will be successful. In addition, this relationship allows each of the businesses to focus on the core areas that are unique to it, using the resident skill sets within each company. In this way, both GMGH and the individual businesses will have a better opportunity to generate competitive financial returns.

GMGH's management team brings a solid depth and breadth of experience and industry relationships, a history of investing in and managing successful start-ups, strong management experience developing well-known, sustainable media and entertainment, technology and service businesses and a high level of expertise and industry knowledge. These provide its businesses with a high quality-approach and economies of scope not readily available to new media companies.

GMGH's management services include business and strategic planning, funding, market evaluation, staffing, sales, marketing, business development, distribution, content acquisition, production and programming for its properties.

On June 12, 2006, GMGH entered an Agreement and Plan of Merger to acquire 100% of the outstanding capital stock of Internet Pioneering, Inc., a Hawaii corporation ("IPI"). The Agreement and Plan of Merger is among IPI, GMGH, IPI Acquisition Sub, Inc., Michael Weinberger, and Hammons Family Trust. The transaction closed on June 12, 2006. IPI is an operating automotive internet retail sales company. Revenue is generated by E-Commerce sales from individual web sites focused on vertical segments throughout the automotive accessory market. Revenues of GMGH included those of IPI since the date of the acquisition. Management believes that these revenues will continue and be fully realized by GMGH in the future.

ITEM 3. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

As previously reported in a Report on Form 8-K filed May 22nd, GMGH acquired 100% of the of the outstanding capital stock of Global Media Group, Inc., a Nevada corporation ("GMG") from eight (8) persons. The transaction closed on May 11, 2006. GMG is a development stage company with a plan of operation to acquire and develop a select portfolio of media and entertainment businesses.

On February 17, 2006, GMG submitted a Letter of Intent to purchase up to 52.8% of the shares of a company. In connection with the execution of this Letter of Intent, GMG lent the company $16,000 on February 21, 2006, $10,000 on March 31, 2006, $5,000 on May 5, 2006, and these notes were all replaced with a new note issued June 16th, 2006 for $41,516.17 with interest payable at 6.0% due April 15, 2007. In addition GMG lent this company $75,000 on July 18, 2006 with the same terms.

Further, on February 24, 2006, GMG submitted a Letter of Intent to purchase 100% of the shares of a second company. In connection with the execution of this Letter of Intent, GMG lent $10,000 on March 31, 2006 at 6% per annum, $50,000 on February 21, 2006 at 6% per annum, and $5,000 on May 8, 2006 all due on August 24, 2006. GMG has since terminated this LOI.

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

Date: August 15, 2006
                                    Global Media Group Holdings, Inc.


                                      /s/ David Kol
                                      -------------
                                     David Kol, President

                                      /s/ Gregory Fish
                                      ----------------
                                     Gregory Fish, Chief Financial Officer

                                      /s/ Andrew H. Orgel
                                      -------------------
                                     Andrew H. Orgel, Chief Executive Officer